Form 10-K
period 1993-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1994-03-30
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1993

                                       OR
  ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NO. 0-11916
                         FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           ARKANSAS                                            71-0538646
- - - --------------------------------                            ----------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS                 71730
- - - ------------------------------------------------             -------------
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (501) 863-3181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                   NAME OF EACH EXCHANGE ON
        TITLE OF CLASS                                 WHICH REGISTERED
        --------------                             ------------------------
Common Stock, $1.00 par value                             NASDAQ-NMS

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  (x)    No  ( )

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  (x)    No ( )

         As of March 1, 1994, 4,272,276 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $92,905,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1993 to the extent indicated in the Form 10-K cross reference index - PARTS I, II, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1993


                        CROSS REFERENCE SHEET AND INDEX


                                   PART   I.

ITEM NO.                                                                                 LOCATION*
- - - --------                                                                                 --------
Item  1.         Business . . . . . . . . . . . . . . . . . . . . . . . . . . .      Page 41 of the 1993
                                                                                         Annual Report to
                                                                                         Stockholders

Item  2.         Properties . . . . . . . . . . . . . . . . . . . . . . . . . .      Page 42 of the 1993
                                                                                         Annual Report to
                                                                                         Stockholders

Item  3.         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .      Page 41 of the 1993
                                                                                         Annual Report to
                                                                                         Stockholders

Item  4.         Submission of Matters to a Vote
                 of Security Holders  . . . . . . . . . . . . . . . . . . . . .      Not Applicable


                                   PART  II.

Item  5.         Market for Registrant's Common Equity
                 and Related Stockholder Matters  . . . . . . . . . . . . . . .      Pages 13-14 of the
                                                                                         1993 Annual Report
                                                                                         to Stockholders

Item  6.         Selected Financial Data  . . . . . . . . . . . . . . . . . . .      Page 20 of the 1993
                                                                                         Annual Report to
                                                                                         Stockholders

Item  7.         Managements's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . .      Pages 14-19 of the
                                                                                         1993 Annual Report
                                                                                         to Stockholders

Item  8.         Financial Statements and Supplementary Data  . . . . . . . . .      Pages 22-38 of the
                                                                                         1993 Annual Report
                                                                                         to Stockholders

Item  9.         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . . . . . .      Not Applicable

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1993


CROSS REFERENCE SHEET AND INDEX (CONTINUED)


                                   PART III.

ITEM NO.                                                                             LOCATION*
- - - --------                                                                             --------
Item 10.         Directors and Executive Officers of the
             Registrant Item  . . . . . . . . . . . . . . . . . . . . . . . . .      Pages 42-46 of the
                                                                                         1993 Annual Report
                                                                                         to Stockholders

         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's Definitive Proxy Statement for the 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                   PART  IV.

Item 14.         Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .      Page 5



*Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1993. The Registrant's 1993 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1993 Annual Report to Stockholders and Definitive Proxy Statement.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1993


                                     PART I

ITEM 1.   BUSINESS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Description of Business" on page 41 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 2.   PROPERTIES.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Properties" on page 42 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 3.   LEGAL PROCEEDINGS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Legal Proceedings" on page 42 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Common Stock and Dividends" on page 14 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Selected Financial Data" on page 20 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Analysis" on pages 4-19 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Statements and Notes" on pages 22-38 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Executive Officers of the Registrant" on page 42 and "Officers and Directors" on pages 43-46 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8K.

ITEM 14(a)(1)  FINANCIAL STATEMENTS.

     The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1993 as required by Item 8, are:

                                                                                             Page(s) in 1993 Annual
                                                                                             Report to Stockholders
     Reports of Management and Independent Auditors   . . . . . . . . . . . .                         Page 38
     Consolidated Statements of Condition as of
          December 31, 1993 and 1992    . . . . . . . . . . . . . . . . . . .                         Page 23
     Consolidated Statement of Income
          for the three years ended December 31, 1993, 1992 and 1991  . . . .                         Page 24
     Consolidated Statements of Changes in Capital Accounts
          for the three years ended December 31, 1993, 1992 and 1991    . . .                         Page 25
     Consolidated Statements of Cash Flows
          for the three years ended December 31, 1993, 1992 and 1991    . . .                         Page 26
     Notes to Consolidated Financial Statements-December 31, 1993   . . . . .                         Pages 28-37

ITEM 14(a)(2)  FINANCIAL STATEMENT SCHEDULES.

     Not applicable.


ITEM 14(a)(3)  FINANCIAL STATEMENT SCHEDULES.

     The Exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(a)(3) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".


ITEM 14(b)     REPORTS ON FORM 8-K.

     First United Bancshares, Inc. filed a Current Report on Form 8-K dated on September 8, 1993, describing under Item 5 that First United Bancshares, Inc. had entered into an Agreement and Plan of Reorganization with Commerce Financial Corporation, whereby First United Bancshares, Inc. would acquire ownership of Commercial Bank at Alma, Arkansas.

     First United Bancshares, Inc. filed a Current Report on Form 8-K dated December 10, 1993, describing under Item 5 that First United Bancshares, Inc. had consummated an Agreement and Plan of Reorganization with Commerce Financial Corporation, whereby First United Bancshares, Inc. acquired ownership of Commercial Bank at Alma, Arkansas.


ITEM 14(c)     EXHIBITS.

     The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".


ITEM 14(d)     FINANCIAL STATEMENT SCHEDULES.

     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1994.

                                         FIRST UNITED BANCSHARES, INC.


                                         By:/s/ JOHN E. BURNS
                                            -------------------------------
                                            John E. Burns, Chief Financial
                                            Officer


                               POWER OF ATTORNEY


     Each person whose signature appears below hereby authorizes James V. Kelley and/or John E. Burns, to file one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes to the Annual Report on Form 10-K as he deems appropriate, and each such person hereby appoints James V. Kelley and/or John E. Burns as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                  DATE
       ---------                                            -----                                  ----
 /s/ JAMES V. KELLEY
 -----------------------
 James V. Kelley                                  Chairman of the Board, President,           March 21, 1994
                                                  Chief Executive Officer




 /s/ JOHN E. BURNS
 --------------------------
 John E. Burns                                    Vice President, Chief Financial             March 21, 1994
                                                  Officer, Principle Accounting Officer



 /s/ E. LARRY BURROW
 ---------------------
 E. Larry Burrow                                  Director                                    March 21, 1994




 /s/ CLAIBORNE P. DEMING
 -----------------------
 Claiborne P. Deming                              Director                                    March 21, 1994

 /s/ GRADY E. DUPRIEST
 --------------------------
 Grady E. DuPriest
                                                  Director                                    March 21, 1994


 /s/ WILLIAM A. ECKERT, JR
 -------------------------
 William A. Eckert, Jr.
                                                  Director                                    March 21, 1994


 /s/ ROY E. LEDBETTER
 ----------------------------
 Roy E. Ledbetter
                                                  Director                                    March 21, 1994


 /s/ MICHAEL F. MAHONY
 -------------------------
 Michael F. Mahony
                                                  Director                                    March 21, 1994


 /s/ RICHARD H. MASON
 ---------------------------
 Richard H. Mason
                                                  Director                                    March 21, 1994


 /s/ JACK W. MCNUTT
 ----------------------------
 Jack W. McNutt
                                                  Director                                    March 21, 1994


 /s/ WILLIAM E. MORGAN
 -------------------------
 William E. Morgan
                                                  Director                                    March 21, 1994


 /s/ R. MADISON MURPHY
 -------------------------
 R. Madison Murphy
                                                  Director                                    March 21, 1994


 /s/ ROBERT C. NOLAN
 -----------------------------
 Robert C. Nolan
                                                  Director                                    March 21, 1994


 /s/ PAULA M. O'CONNOR
 --------------------------
 Paula M. O'Connor
                                                  Director                                    March 21, 1994


 /s/ KATHERINE P. OZMENT
 ------------------------
 Katherine P. Ozment
                                                  Director                                    March 21, 1994


 /s/ CAL PARTEE, JR.
 ---------------------------------
 Cal Partee, Jr.
                                                  Director                                    March 21, 1994

 -----------------------------------
 Chesley Pruet                                    Director                                    March 21, 1994




 -----------------------------------
 John D. Trimble, Jr.                             Director                                    March 21, 1994



 /s/ RALPH C. WEISER
 ------------------------------
 Ralph C. Weiser                                  Director                                    March 21, 1994



 /s/ DAVID M. YOCUM, JR.
 ---------------------------
 David M. Yocum, Jr.                              Director                                    March 21, 1994

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1993

                                 EXHIBIT INDEX

         EXHIBIT NUMBER                           DESCRIPTION
         --------------                           -----------
                2(a)                  Agreement and Plan of Reorganization
                                      dated September 3, 1993 between First
                                      United Bancshares, Inc. and Commerce
                                      Financial Corporation

                2(b)                  Agreement and Plan of Reorganization
                                      dated December 17, 1993 between First
                                      United Bancshares, Inc. and InvestArk
                                      Bancshares, Inc.

                3(a)                  Articles of Incorporation of First
                                      United Bancshares, Inc. (filed as
                                      Exhibit 3.1 to the Annual Report on
                                      Form 10-K for the year ended December
                                      31, 1992) incorporated by reference
                                      herein.

                3(b)                  By-Laws of First United Bancshares,
                                      Inc. (filed as Exhibit 3.2 to the
                                      Annual Report on Form 10-K for the
                                      year ended December 31, 1992)
                                      incorporated by reference herein.

                 10                   Severance Agreement between First
                                      United Bancshares, Inc. and James V.
                                      Kelley (filed as Exhibit 10.1 to the
                                      Annual Report on Form 10-K for the
                                      year ended December 31, 1992)
                                      incorporated by reference herein.

                 11                   Statement of Computation of Per Share
                                      Earnings (see page 24 of the
                                      Consolidated Financial Statements of
                                      First United Bancshares, Inc.
                                      contained in the 1993 Annual Report to
                                      Stockholders which is included herein
                                      as Exhibit 13).

                  13                  First United Bancshares, Inc. 1993
                                      Annual Report to Stockholders.

                  21                  Subsidiaries of First United
                                      Bancshares, Inc.

                  24                  Power of Attorney (see signature
                                      page).