Form 10-Q
period 1994-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1994-05-11
CIK 355883

================================================================================




                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                              ____________________

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 MARCH 31, 1994

                        COMMISSION FILE NUMBER:  0-11916

                         FIRST UNITED BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Arkansas                                          71-0538646
      (State of Incorporation)                               (I.R.S. Employer
                                                            Identification No.)

       Main and Washington Streets
          El Dorado, Arkansas                                      71730
(Address of principal executive offices)                         (Zip Code)


                                 (501) 863-3181
              (Registrant`s telephone number, including area code)

                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                No

The number of shares outstanding of registrant's Common stock, par value $1.00 per share, at May 6, 1994 was 4,272,276.



================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1994




                                     INDEX

 PART I.            FINANCIAL INFORMATION:

 Item 1.            Consolidated Statements of Condition,
                    March 31, 1994 and December 31, 1993.                   3

                    Consolidated Statements of Income for
                    the Three Months Ended March 31, 1994
                    and 1993.                                               4

                    Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31,
                    1994 and 1993.                                          5

                    Notes to Consolidated Financial
                    Statements.                                             6

 Item 2.            Management`s Discussion and Analysis of
                    Financial Condition and Results of
                    Operation.                                           7-13

 PART II.           OTHER INFORMATION

 Item 1.            Legal Proceedings                                      N\A

 Item 2.            Change in Securities                                   N\A

 Item 3.            Defaults Upon Senior Securities                        N\A

 Item 4.            Submission of Matters to a Vote of
                    Security Holders                                       N\A

 Item 5.            Other Information
                                                                           N\A

 Item 6.            Exhibits and Reports on Form 8-K                        14

                    Signatures                                              15

Part I.                                             FIRST UNITED BANCSHARES,
INC.  Item 1                                           CONSOLIDATED STATEMENTS
OF CONDITION


                                                                            March 31, 1994        December 31, 1993
                                                                            --------------        -----------------
 ASSETS
 Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . .     $     44,345,983       $      45,012,954
                                                                              -----------             -----------
 Short-Term Investments:
 Federal Funds Sold & Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . . . . . . . . . .           34,490,000              27,765,000
 Other Short-Term Investments  . . . . . . . . . . . . . . . . . . .            6,463,973               4,905,483
                                                                              -----------             -----------
     Total Short-Term Investments  . . . . . . . . . . . . . . . . .           40,953,973              32,670,483
                                                                              -----------             -----------
 Securities Available For Sale . . . . . . . . . . . . . . . . . . .          302,929,173                       0
                                                                              -----------             -----------
 Securities Held For Sale  . . . . . . . . . . . . . . . . . . . . .                    0              83,467,753
                                                                              -----------             -----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .          130,803,258             342,067,031
                                                                              -----------             -----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .          411,402,093             415,386,789
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .             (557,320)               (577,497)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .           (8,328,031)             (8,478,102)
                                                                              -----------             -----------
     Net Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .          402,516,742             406,331,190
                                                                              -----------             -----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .           12,023,561              11,182,290
                                                                              -----------             -----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,385,810               4,308,303
                                                                              -----------             -----------
 Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . . .              890,097                 896,463
                                                                              -----------             -----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,467,702              12,757,288
                                                                              -----------             -----------
     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $    950,316,299       $     938,693,755
                                                                              ===========             ===========
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    128,030,190       $     123,890,533
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .          292,720,343             286,867,333
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          390,746,267             395,690,675
                                                                              -----------             -----------
     Total Deposits  . . . . . . . . . . . . . . . . . . . . . . . .          811,496,800             806,448,541
 Fed Funds Purchased & Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . . . . . . . . . .           31,064,030              27,108,906
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            6,572,776               6,665,382
 Long-Term Debt:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .            2,214,290               2,214,290
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .            5,000,000               5,000,000
                                                                              -----------             -----------
     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .          856,347,896             847,437,119
                                                                              -----------             -----------
 CAPITAL ACCOUNTS
 Preferred Stock(Par Value of $1.00; 500,000 shares authorized in
 1994 and 1993; none outstanding)  . . . . . . . . . . . . . . . . .                    0                       0
 Common Stock(Par Value of $1.00; 12,000,000 shares authorized;
 4,272,276 shares outstanding in 1994 and 1993)  . . . . . . . . . .            4,272,276               4,272,276
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,125,348              11,125,348
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .           78,039,807              75,859,012
 Unrealized Gains on Securities Available for Sale . . . . . . . . .              530,972                       0
                                                                              -----------             -----------
     Total Capital Accounts  . . . . . . . . . . . . . . . . . . . .           93,968,403              91,256,636
                                                                              -----------             -----------
     Total Liabilities and Capital Accounts  . . . . . . . . . . . .     $    950,316,299       $     938,693,755
                                                                              ===========             ===========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                           --------------------------------
                                                                                             1994                     1993
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . . . . . . . . . . . . .               $ 8,211,240              $ 7,537,481
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,532,034                6,521,802
   Nontaxable Securities . . . . . . . . . . . . . . . . . . . . . . . . .                   703,525                  607,470
 Interest on Federal Funds Sold and Securities
   Purchased Under Agreements to Resell  . . . . . . . . . . . . . . . . .                   288,246                  178,025
 Interest on Deposits in Banks . . . . . . . . . . . . . . . . . . . . . .                    56,855                   36,566
                                                                                         -----------              -----------

     TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . .                14,801,900               14,881,344
                                                                                         -----------              -----------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,605,795                5,701,113
 Interest on Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase . . . . . . . . . . . . . . . . . .                   207,085                  171,499
 Interest on Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .                   124,913                  134,457
                                                                                         -----------              -----------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . . . .                 5,937,793                6,007,069
                                                                                         -----------              -----------

     NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . .                 8,864,107                8,874,275
 Provision for Possible Loan Losses  . . . . . . . . . . . . . . . . . . .                  ( 45,000)                (465,000)
                                                                                         -----------              -----------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . . . . . .                 8,819,107                8,409,275
                                                                                         -----------              -----------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . . . . . . . . . . . . .                   709,237                  719,898
 Trust Department Income . . . . . . . . . . . . . . . . . . . . . . . . .                   253,074                  251,088
 Security Gains(Losses)  . . . . . . . . . . . . . . . . . . . . . . . . .                       930                    6,481
 Other Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . .                   191,350                  280,582
                                                                                         -----------              -----------

     TOTAL OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,154,591                1,258,049
                                                                                         -----------              -----------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,221,281                1,976,165
 Pension and Other Employee Benefits . . . . . . . . . . . . . . . . . . .                   652,172                  337,388
 Net Occupancy Expense . . . . . . . . . . . . . . . . . . . . . . . . . .                   447,515                  374,508
 Equipment Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   211,610                  206,612
 Data Processing Expense . . . . . . . . . . . . . . . . . . . . . . . . .                   317,822                  386,695
 Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . .                 1,892,242                1,666,586
                                                                                         -----------              -----------
     TOTAL OPERATING EXPENSE . . . . . . . . . . . . . . . . . . . . . . .                 5,742,642                4,947,954
                                                                                         -----------              -----------

 INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . .                 4,231,056                4,719,370
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,323,975                1,503,059
                                                                                         -----------              -----------
 INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . . . . . . .                 2,907,081                3,216,311
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -0-                    2,521,995
                                                                                         -----------              -----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 2,907,081              $ 5,738,306
                                                                                         ===========              ===========

 INCOME PER SHARE:
 INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . . . . . . .               $      0.68              $      0.75
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      0.00                     0.59
                                                                                         -----------              -----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      0.68              $      1.34
                                                                                         ===========              ===========
 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . .               $      0.17              $      0.15
                                                                                         ===========              ===========
 Average Number of Shares Outstanding During
   the Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,272,276                4,272,276

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Three Months Ended
                                                                                  March 31,
                                                                      ------------------------------------
                                                                         1994                      1993
                                                                         ----                      ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . .           $   2,907,081            $    5,738,306
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . .                 245,960                   113,218
    Amortization of Goodwill . . . . . . . . . . . . . .                 110,007                    86,253
    Provision for Possible Loan Losses . . . . . . . . .                  45,000                   465,000
    Change in Accounting Principle . . . . . . . . . . .                       0                (2,521,995)
    Provision for Deferred Taxes . . . . . . . . . . . .                 (70,038)                 (108,151)
    Gain on Sales of Securities  . . . . . . . . . . . .                    (930)                   (6,481)
    Accretion of Bond Discount, Net  . . . . . . . . . .                (490,528)                 (474,747)
    (Increase) Decrease in Other Assets  . . . . . . . .                 673,650                (2,473,924)
    Increase (Decrease) in Other
     Liabilities . . . . . . . . . . . . . . . . . . . .                 (22,568)               (2,399,065)
                                                                     -----------                -----------

 Net Cash Provided by Operating
  Activities . . . . . . . . . . . . . . . . . . . . . .               3,352,634                   940,409
                                                                     -----------                ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds From Sales of Securities  . . . . . . . . .                       0                         0
    Proceeds From Maturities of
     Securities  . . . . . . . . . . . . . . . . . . . .              34,574,361                28,180,619
    Purchase of Securities . . . . . . . . . . . . . . .             (41,463,670)              (31,520,945)
    (Increase) in Interest-
     bearing Deposits in Other Banks,
     Net . . . . . . . . . . . . . . . . . . . . . . . .                       0                (7,551,923)
    (Increase) Decrease in Federal
     Funds, Net  . . . . . . . . . . . . . . . . . . . .              (2,769,876)                7,634,809
    (Increase) in Other Short-term
    Investments. . . . . . . . . . . . . . . . . . . . .              (1,558,490)               (4,232,386)
    Decrease in Loans  . . . . . . . . . . . . . . . . .               3,775,814                 1,150,847
    Capital Expenditures . . . . . . . . . . . . . . . .                (899,717)                  (55,761)
                                                                      ----------                ----------
 Net Cash Used in Investing Activities . . . . . . . . .              (8,341,578)              ( 6,394,740)
                                                                      ----------               -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Demand, Savings and
     Interest-bearing Demand Deposits  . . . . . . . . .               9,992,667                   422,164
    (Decrease) in Time Deposits  . . . . . . . . . . . .              (4,944,408)               (2,315,227)
    Dividends Paid . . . . . . . . . . . . . . . . . . .                (726,286)                 (640,841)
                                                                      ----------               -----------
 Net Cash Provided by Financing
  Activities . . . . . . . . . . . . . . . . . . . . . .               4,321,973                (2,533,904)
                                                                      ----------               ------------

 Net Increase (Decrease) in Cash and
  Cash Equivalents . . . . . . . . . . . . . . . . . . .                (666,971)               (7,988,235)

 Cash and Cash Equivalents, Beginning  . . . . . . . . .              45,012,954                43,734,306
                                                                      ----------               -----------
 Cash and Cash Equivalents, Ending . . . . . . . . . . .           $  44,345,983            $   35,746,071
                                                                      ==========               ===========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith and Commercial Bank at Alma. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 1994 and the related consolidated statements of income for the three month period ended March 31, 1994 and 1993 and the consolidated statements of cash flows for the three month period ended March 31, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         On January 1, 1994, First United adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement addressed the accounting and reporting for investments in debt and certain equity securities. In connection with this adoption on January 1, 1994, debt securities not classified as trading account securities or investment securities expected to be held until maturity and all equity securities were classified as securities available for sale and have been reported at fair value, with net unrealized gains and losses reported, net of tax, as a separate component of stockholders equity. At March 31, 1994, the amortized costs and fair values of securities classified as available for sale were $302,929,000 and $303,752,000, respectively, which resulted in reflecting an unrecognized gain, net of tax, of approximately $531,000 as a separate component of the capital accounts.

         There have been no other significant changes in the accounting policies of First United since the close of business on December 31, 1993, the date of the most recent annual report to shareholders.

3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 1994 are not necessarily indicative of the results for the entire year of 1994. This report should be read in conjunction with First United's 1993 Annual Report to Shareholders and Form 10-k for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassification have been made to previously reported balances for 1993 to conform to the 1994 presentation. Such reclassification are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       ACQUISITIONS

         On December 17, 1993, First United and InvestArk Bankshares, Inc. (InvestArk) entered into an agreement pursuant to which First United proposes to acquire all of the issued and outstanding stock of InvestArk through the issuance to InvestArk's shareholders of up to 985,849 shares of First United's common stock. The agreement requires that the merger be accounted for as a pooling of interests. InvestArk has total assets of approximately $185 million. For the quarter ended March 31, 1994, InvestArk had net interest income and net income of approximately $1,799,000 and $798,000, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United" or the "Company") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), the City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden") and Commercial Bank at Alma ("Alma") focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income from continuing operations for the three months ended March 31, 1994 was $2.91 million, or $.68 per share compared with $3.22 million or $.75 per share during the same period in 1993. Net income for the three month period, March 31, 1993, including the cumulative effect of a change in accounting principle was $5.74 million or $1.34 per share. The annualized return on average assets from continuing operations for the three months ended March 31, 1994 and 1993 was 1.25% and 1.48% respectively, while the annualized return on average equity was 12.76% and 16.10% respectively for the same periods. The decrease in net income was due primarily to a nonrecurring gain of approximately $.5 million related to First United's employee benefit plans.

         During the first quarter of 1993, the Company adopted the provisions of FAS 109, "Accounting For Income Taxes." As a direct result of this standard, the Company realized a non-recurring increase in income of approximately $2.52 million.

NET INTEREST INCOME

         Net interest income, the principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the funds obtained to carry them. Net interest income, as referred to in this discussion, is on a fully tax-equivalent basis, which adjusts for the tax exempt status of income earned on certain loans and investments. The reported interest income for the tax-free assets is increased by the amount of tax savings less the nondeductible portion of interest expense incurred to acquire the tax-free assets. Net interest income is affected by variations in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

         On a tax equivalent basis, net interest income for the first three months of 1994 was $9.13 million compared with $9.09 million in the first three months of 1993. Net interest income also increased when compared with the 1992 figure of $8.73 million. The increase in net interest income was the result of the Company's liability sensitive balance sheet position during a time of decreasing interest rates. However, during the first quarter of 1994, First United has experienced a decline in its net interest margin. the net interest margin through march 31, 1994 was 4.20% compared with 4.42% for all of 1993. First United anticipates that margins for 1994 will be lower than those for 1993. During 1993, the Company has shortened the overall maturities of its investment portfolio in order to minimize the effect of any rise in interest rates.

         First United has debt of approximately $7.21 million at March 31, 1994 and interest expense associated with this debt totaled $125 thousand during the first three months of 1994. First United will make a principal payment of $1.11 million on its instalment note payable to an unaffiliated bank in August of this year, with the final instalment payment of $1.11 million due in August 1995. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1994. A determination has not been reached at this time as to whether this note will be retired or renewed. The aggregate principal payments required in each of the years 1994 and 1995 are $6.1 million and $1.1 million, respectively.

         Pursuant to the Interest Rate Control Amendment to the Constitution of the State of Arkansas, "consumer loans and credit sales" have a maximum limitation of 17% per annum and all "general loans" have a maximum limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that "consumer loans and credit sales" are "general loans" and are subject to the limitation of 5% over the Federal Reserve Discount Rate as well as a Maximum limitation of 17% per annum. As a general rule, the Company and its subsidiary banks are required to comply with the Arkansas usury laws on loans made within the State of Arkansas.

         The following table is a comparison of the net interest margin:

                                                     March 31,             December 31,
                                                       1994             1993          1992
                                                     ---------          ------------------
         Yield on Earning asset                       6.90%            7.28%         7.94%
         Break - even yield                           2.70%            2.86%         3.53%

         Net interest margin                          4.20%            4.42%         4.41%
         Net interest spread                          3.56%            3.84%         3.73%
                                                      -----            -----         -----

LOANS AND LEASES

         First United's gross loans and leases totaled $411.4 million at March 31, 1994 compared with $415.4 million at December 31, 1993 and $363.1 million at March 31, 1993. The modest decrease since December 31, 1994 is due primarily to weak loan demand in the markets that First United serves. The acquisition of Alma had the effect of increasing total loans by approximately $23.1 million as of March 31, 1994. In light of the local economic outlook for the remainder of 1994, First United does not anticipate an upturn in loan demand. First United has no foreign loans or leases and it is the policy of First United to avoid out of territory loans.

         A sound credit policy combined with periodic and independent credit reviews are the key factors of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, an internal audit and loan review staff operate independently of the affiliate banks. This review team performs periodic examinations of each bank's loans and related documentation. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

         The following table list those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:




                                                           March 31,                        December 31,
                                                             1994                         1993        1992
(In thousands)                                             ---------                     ------------------
Non-performing loans:
 Non-accrual loans:
   Commercial & Financial                                    $1,634                      $ 1,571    $ 1,294
   Real Estate                                                  469                          520        708
   Consumer                                                      23                           68         59
                                                             ------                      -------    -------
                                                             $2,126                      $ 2,159    $ 2,061
                                                             ------                      -------    -------


Past due 90 days or more:
         Commercial                                          $  164                      $    64    $    13
         Real Estate                                             24                           28        535
         Consumer                                               126                          219        156
                                                             ------                      -------    -------
                                                             $  314                      $   311    $   704
                                                             ------                      -------    -------


Renegotiated Commercial
  Loans:                                                     $  325                      $   223    $ 1,414
                                                             ------                      -------    -------


Total non-performing
  Loans:                                                     $2,765                      $ 2,693    $ 4,179
Other Real Estate, Net                                          890                          896      2,612
                                                             ------                      -------    -------


Total non-performing
  Assets:                                                    $3,655                      $ 3,589    $ 6,791
                                                             ======                      =======    =======



         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1994.

         Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio. During the past year, First United has issued revised credit policies for real estate lending in order to better control loan risk.


ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The provision for possible loan losses represents management's evaluation of the overall loan portfolio quality and loss experience. During management's periodic review of the provision throughout each quarter, the amount to be provided is determined by the level of net charge-offs, the size of the loan portfolio, the non-performing assets, anticipated and current economic conditions and specific reviews of performing and non-performing loans.

         During the first three months of 1994 First United made provisions for possible loan losses of $45 thousand compared with $465 thousand for the same period in 1993. Total non-performing loans increased $80 thousand from $2.69 million at December 31, 1993 to $2.77 million at March 31, 1994. Net charge-offs through March 31, 1994 totaled $195 thousand compared with $101 thousand during the same period in 1993.


                                                                                    Year Ended December 31,
                                           March 31, 1994                        1993                     1992
                                           --------------                      --------------------------------
Allowance as a
percentage of total
loans and losses                               2.02%                            2.04%                     1.90%

         The reserve for possible loan losses as a percentage of non-performing loans was approximately 301% at March 31, 1994 compared with 315% at December 31, 1993.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                                                         December 31,
                                              March 31,                        --------------------------------
(In thousands)                                  1994                             1993                     1992
                                              ---------                        --------------------------------
Commercial & Financial                         $4,778                          $4,370                    $2,168
Real Estate                                       484                             666                     1,838
Consumer                                        1,122                           1,028                       487
Unallocated                                     1,945                           2,414                     2,406
                                               ------                          ------                    ------
   Total                                       $8,328                          $8,478                    $6,899
                                               ======                          ======                    ======


NON-INTEREST INCOME

         Management continues to emphasize non-interest income in providing additional revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                                 Three Months Ended
                                                     March 31,                                 Change
                                             -----------------------                 --------------------------
(Dollars in Thousands)                         1994            1993                      $                 %
                                             -------         -------                 ---------          -------
Service Charges on
Deposit Accounts                              $  709          $  720                  $   (11)           (1.5%)
Trust Income                                     253             251                        2             0.8%
Security Gains                                     1               6                       (5)          (85.7%)
Other Income                                     191             281                      (89)          (31.8%)
                                              ------          ------                  --------         -------
         Total Other Income                   $1,155          $1,258                  $  (103)           (8.2%)
                                              ======          ======                  ========         =======

INVESTMENT SECURITIES


                                            March 31,                                  December 31,
(In thousands)                                1994                            1993                      1992
                                            ---------                         ----                      ----
Market Value                                $131,363                        $342,067                   $337,763
Book Value                                   130,803                         349,164                    331,297
                                            --------                        --------                   --------
   Difference                               $    560                        $  7,097                   $  6,466
                                            ========                        ========                   ========


         At March 31, 1994, approximately 70% of First United's securities portfolio was classified as available for sale and carried at fair value.


SECURITIES AVAILABLE FOR SALE


                                            March 31,                       December 31,
(In thousands)                                1994                             1993
                                            ---------                       ------------
Market Value                                $303,752                        $ 84,450
Book Value                                   302,929                          83,468
                                            --------                        --------
   Difference                               $    823                        $  7,097
                                            ========                        ========

         Those securities listed as of December 31, 1993 were classified as Held For Sale and are included in this presentation for comparative purposes only.


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of the Company's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                 Three Months Ended
                                                      March 31,                                Change
                                                 ------------------                            ------
(Dollars in Thousands)                         1994             1993                       $              %
                                               ----             -----                    -----          -----
Salaries                                      $2,221          $1,976                   $   245         12.4%
Pension and Employee Benefits                    652             337                       315         93.3%
Net Occupancy Expense                            448             375                        73         19.5%
Equipment Expense                                212             207                         5          2.4%
Data Processing Expense                          318             387                      (69)        (17.8%)
Other Operating Expense                        1,892           1,666                       226         13.5%
                                              ------          ------                   -------        -----
    Total Non-Interest Expense                $5,743          $4,948                   $   795         16.0%
                                              ======          ======                   =======        =====


         Pension and employee benefits increased approximately 93% during the first three months of 1994 when compared with the same period in 1993 primarily as a result of a non-recurring adjustment of approximately $500 thousand related to First United's defined pension benefit plan in 1993. Excluding the benefit of the non-recurring adjustment, employee benefit costs decreased by approximately 22%. The $5.7 million in total non-interest expense as of March 31, 1994 included approximately $327 thousand of non- interest expense at Alma which was accounted for as a purchase transaction. Total non-interest expense, excluding the effect of the Alma acquisition and the non-recurring adjustment, decreased by approximately $32 thousand when comparing 1993 with 1994.

INCOME TAXES

         The effective tax rate of the Company for the three month period ended March 31, 1994 was 31.3% compared to 31.8% for the same period in 1993. The increase in the 1993 effective tax rate over 1991 was due to a decrease in the proportion of nontaxable income to total income.

CAPITAL AND LIQUIDITY

         The assessment of capital adequacy depends primarily on a number of factors which include asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in the various markets served and strength of management. Management of capital focuses on achieving the rate of return for shareholders while following guidelines set forth by bank regulators.

         The Company's equity capital totaled $93.9 million at March 31, 1994, an increase of 3% over the December 31, 1993 level of $91.3 million. The growth and retention of earnings continues to be the Company's primary source of additional capital. Currently, the Company does not have any plans for issuing subordinated notes and the Company has not issued any new common or preferred stock during 1994 or 1993.

         The table presented below is a comparison of capital ratios with unrealized gains from the securities classified as available for sale not included in this presentation:

                                                  March 31,                              December 31,
                                                    1994                           1993              1992
                                                  ---------                        ----              -----
Equity Capital to Total Assets                     9.83%                           9.72%             8.89%

Primary Capital to Total Assets                   10.62%                          10.53%             9.59%


         The table presented below is a comparison of the Company's capital position with regulatory capital requirements:

                                                 March 31,                      Regulatory
                                                   1994                        Requirements
                                                 ---------                     ------------
Total Capital/Total Assets                        10.62%                           6.00%

Primary Capital/Total Assets                      10.62%                           5.50%

Total Risk Based Capital                          19.39%                           8.00%

Tier 1 Capital                                    18.14%                           4.00%

Leverage Ratio                                    10.07%                           3.00%

         Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. The Company is aided significantly in meeting its short term liquidity needs by its strong capital position, its high rate of internal capital generation and its level of loan loss reserves.

DIVIDEND POLICY

         The Company strives to maintain a balance between the retention of earnings for the support of growth and expansion and a dividend payout that meets the required return for investors. The Company anticipates continuing its policy of regular cash dividends, although there is no assurance as to future increases in dividends because they are dependent upon future earnings, capital requirements and economic conditions.

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1993:


                                                 March 31,                              Year Ended
                                                 ---------                         ----------------------
                                                   1994                            1993              1992
                                                  ------                           ----              ----
Dividend payout ratio                             24.98%                          23.62%            24.54%

                                    PART II
                               OTHER INFORMATION



Item 1.  Legal proceedings

         Not Applicable


Item 2.  Changes in Securities

         Not applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable


Item 5.  Other Matters

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         Not Applicable

         Reports on Form 8-

         The Company filed a report on Form 8-K pursuant to Item 5 hereof on January 10, 1994. The disclosure related to the execution of an Agreement and Plan of Reorganization by and between the Company and InvestArk Bankshares, Inc. whereby,if consummated, the Company will acquire all of the issued and outstanding shares of InvestArk Bankshares, Inc. Common Stock in exchange for a maximum 985,849 shares of the Company's common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        FIRST UNITED BANCSHARES, INC.


                                        BY  /s/ JAMES V. KELLEY
                                            James V. Kelley

                                            Chairman, President and  Chief
                                              Executive Officer





                                        BY  /s/ JOHN E. BURNS
                                            John E. Burns

                                            Chief Financial Officer and
                                              Principal Accounting Officer





Date:  May 13, 1994