Form 10-Q
period 1994-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1994-08-12
CIK 355883

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                        ______________________________

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 June 30, 1994

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


                                (501) 863-3181
             (Registrant's telephone number, including area code)

                        ______________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X           No
                         -------           -------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 2, 1994 was 5,157,799.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1994



                                     INDEX


PART I.          FINANCIAL INFORMATION:

Item 1.          Consolidated Statements of Condition,
                 June 30, 1994 and December 31, 1993.                          3

                 Consolidated Statements of Income for the
                 Three and Six Month Periods Ended June 30,
                 1994 and 1993.                                                4

                 Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1994 and 1993.                      5

                 Notes to Consolidated Financial Statements.                   6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation.              7-13


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                           N/A

Item 2.          Change in Securities                                         14

Item 3.          Defaults Upon Senior Securities                             N/A

Item 4.          Submission of Matters to a Vote of Security Holders          14

Item 5.          Other Information                                           N/A

Item 6.          Exhibits and Reports on Form 8-K                             14

                 Signatures                                                   15

Part I.                   FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION


                                                                                June 30, 1994            December 31, 1993
                                                                                -------------            -----------------
 (In thousands)
 ASSETS
 Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . .             $    38,770               $      49,827
                                                                                 -----------               -------------


 Short-Term Investments:
 Federal Funds Sold & Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . . . . . . . . . .                  16,025                      27,765
 Other Short-Term Investments  . . . . . . . . . . . . . . . . . . .                   9,041                       8,895
                                                                                 -----------               -------------
     Total Short-Term Investments  . . . . . . . . . . . . . . . . .                  25,066                       36660
                                                                                 -----------               -------------


 Securities Available For Sale   . . . . . . . . . . . . . . . . . .                  371502                      118385
                                                                                 -----------               -------------


 Investment Securities   . . . . . . . . . . . . . . . . . . . . . .                  154999                      395014
                                                                                 -----------               -------------

 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 503,978                     499,864
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                    (471)                       (559)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                  (9,739)                     (9,972)
                                                                                 -----------               -------------

     Net Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .                  493768                      489333
                                                                                 -----------               -------------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                  14,342                      13,904
                                                                                 -----------               -------------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,996                       4,308
                                                                                 -----------               -------------
 Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . . .                     817                       1,027
                                                                                 -----------               -------------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  17,531                      16,323
                                                                                 -----------               -------------

     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .             $   1120791               $     1124781
                                                                                 ===========               =============

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   180,647               $     175,970
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                 324,637                     325,590
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 459,528                     468,661
                                                                                 -----------               -------------
     Total Deposits  . . . . . . . . . . . . . . . . . . . . . . . .                  964812                      970221

 Fed Funds Purchased & Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . . . . . . . . . .                  23,133                      28,534
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                  15,169                      10,672
 Long-Term Debt:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                   2,214                       2,214
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                   5,000                       5,000
                                                                                 -----------               -------------
     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .                 1010328                     1016641
                                                                                 -----------               -------------

 CAPITAL ACCOUNTS
 Preferred Stock(Par Value of $1.00; 500,000 shares authorized in
 1994 and 1993; none outstanding)  . . . . . . . . . . . . . . . . .
 Common Stock(Par Value of $1.00; 24,000,000 shares authorized;                            0                           0
 5,157,799 shares outstanding in 1994 and 1993)  . . . . . . . . . .
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                   5,158                       5,158
 Unrealized Loss on Securities Available For Sale  . . . . . . . . .                  14,863                      14,863
                                                                                      93,266                      88,119
                                                                                      (2,824)                          0
                                                                                 -----------               -------------

     Total Capital Accounts  . . . . . . . . . . . . . . . . . . . .                  110463                      108140
                                                                                 -----------               -------------

     Total Liabilities and Capital Accounts  . . . . . . . . . . . .             $   1120791               $     1124781
                                                                                 ===========               =============

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                                June 30,
                                                              ------------------------------          ------------------------------
 (In thousands)                                                  1994                 1993                1994               1993
                                                                 ----                 ----                ----               ----
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .          $     9,965        $    9,519           $   19,531         $   18,713
 Interest on Securities:                                                                                  13,305             15,096
   Taxable Securities  . . . . . . . . . . . . . . .                6,734             7,318                1,980              1,814
   Nontaxable Securities . . . . . . . . . . . . . .                  950               923
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .                  145               187                  436                378
 Interest on Deposits in Banks . . . . . . . . . . .                  286                90                  343                127
                                                              -----------        ----------           ----------         ----------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .                18080             18037                35595              36128
                                                              -----------        ----------           ----------         ----------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .                6,857             6,968               13,614             13,971
 Interest on Federal Funds Purchased
   and Securities Sold Under Agreements to Repurchase
 Interest on Long-Term Debt  . . . . . . . . . . . .                  256               221                  491                425
                                                                      145               136                  270                270
                                                              -----------        ----------           ----------         ----------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .                 7258              7325                14375              14666
                                                              -----------        ----------           ----------         ----------

     NET INTEREST INCOME . . . . . . . . . . . . . .               10,822            10,712               21,220             21,462
 Provision for Possible Loan Losses  . . . . . . . .                 (199)             (405)                (244)              (870)
                                                              -----------        ----------           ----------         ----------
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES . . . . . . . . . . . . . . . . .               10,623            10,307               20,976             20,592
                                                              -----------        ----------           ----------         ----------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .                  721               892                1,592              1,686
 Trust Department Income . . . . . . . . . . . . . .                  321               237                  666                667
 Security Gains(Losses)  . . . . . . . . . . . . . .                    0               163                    0                169
 Other Operating Income  . . . . . . . . . . . . . .                  540               278                1,035                709
                                                              -----------        ----------           ----------         ----------

     TOTAL OTHER INCOME  . . . . . . . . . . . . . .                 1582              1570                 3293               3231
                                                              -----------        ----------           ----------         ----------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .                2,796             2,553                5,504              5,033
 Pension and Other Employee Benefits . . . . . . . .                  845               810                1,615              1,303
 Net Occupancy Expense . . . . . . . . . . . . . . .                  821               508                1,388              1,002
 Equipment Expense . . . . . . . . . . . . . . . . .                   50               311                  388                643
 Data Processing Expense . . . . . . . . . . . . . .                  406               384                  725                771
 Other Operating Expenses  . . . . . . . . . . . . .                2,100             2,454                4,494              4,802
                                                              -----------        ----------           ----------         ----------
     TOTAL OPERATING EXPENSE . . . . . . . . . . . .                7,018             7,020               14,114             13,554
                                                              -----------        ----------           ----------         ----------

 INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
 A CHANGE IN
   ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . .                5,187             4,857               10,155             10,269
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .                1,575             1,384                3,052              3,030
                                                              -----------        ----------           ----------         ----------
 INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . .                3,612             3,473                7,103              7,239
 CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . .                    0                 0                    0              2,522
                                                              -----------        ----------           ----------         ----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .          $     3,612        $    3,473           $    7,103         $    9,761
                                                              ===========        ==========           ==========         ==========

 INCOME PER SHARE:
 INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . .          $      0.70        $     0.67           $     1.38         $     1.41
 CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . .                    0                 0                    0                .49
                                                              -----------        ----------           ----------         ----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .          $      0.70        $     0.67           $     1.38         $     1.90
                                                              ===========        ==========           ==========         ==========
 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .          $      0.19        $     0.17           $     0.36         $     0.32
                                                              ===========        ==========           ==========         ==========
 Average Number of Shares Outstanding
   During the Year . . . . . . . . . . . . . . . . .            5,157,799         5,157,799            5,157,799          5,157,799

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Six Months Ended
                                                                                             June 30,
                                                                         ------------------------------------------------
                                                                             1994                                1993
                                                                             ----                                ----
  (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . .                 $      7103                          $      7239
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . .                         771                                  522
    Amortization of Goodwill . . . . . . . . . . . . . .                         220                                  173
    Provision for Possible Loan Losses . . . . . . . . .                         244                                  870
    Change in Accounting Principle . . . . . . . . . . .                           0                                2,522
    Provision for Deferred Taxes . . . . . . . . . . . .                         141                                 (211)
    Gain on Sales of Securities  . . . . . . . . . . . .                           0                                   (7)
    Accretion of Bond Discount, Net  . . . . . . . . . .                      (1,271)                                (846)
    (Increase) Decrease in Other Assets  . . . . . . . .                      (1,208)                              (1,226)
    Increase (Decrease) in Other
     Liabilities . . . . . . . . . . . . . . . . . . . .                       4,356                               (4,197)
                                                                         -----------                          -----------

 Net Cash Provided by Operating
  Activities . . . . . . . . . . . . . . . . . . . . . .                       10356                                 4839
                                                                         -----------                          -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds From Sales of Securities  . . . . . . . . .                           0                               13,358
    Proceeds From Maturities of
     Securities  . . . . . . . . . . . . . . . . . . . .                      74,307                               67,283
    Purchase of Securities . . . . . . . . . . . . . . .                     (88,870)                             (98,576)
    (Increase) Decrease in Interest-
     bearing Deposits in Other Banks,
     Net . . . . . . . . . . . . . . . . . . . . . . . .                           0                               (9,738)
    Decrease in Federal Funds, Net . . . . . . . . . . .                       6,339                                8,622
    (Increase) Decrease in Other Short-
     term Investments  . . . . . . . . . . . . . . . . .                        (146)                               3,007
    (Increase) Decrease in Loans . . . . . . . . . . . .                      (4,469)                                  38
    Capital Additions, Net . . . . . . . . . . . . . . .                      (1,209)                                (370)
                                                                         -----------                          -----------
 Net Cash Used in Investing Activities . . . . . . . . .                      -14048                               -16376


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Demand,
     Savings and Interest-bearing Demand
      Deposits . . . . . . . . . . . . . . . . . . . . .                       3,724                                1,763
    Increase (Decrease) in Time Deposits . . . . . . . .                      (9,133)                              (6,837)
    Payment on Long-term Debt  . . . . . . . . . . . . .                           0                                    0
    Dividends Paid . . . . . . . . . . . . . . . . . . .                      (1,956)                              (1,453)
                                                                         -----------                          -----------
 Net Cash Provided by Financing
  Activities . . . . . . . . . . . . . . . . . . . . . .                       -7365                                -6527
                                                                                                              -----------

 Net Increase (Decrease) in Cash and
  Cash Equivalents . . . . . . . . . . . . . . . . . . .                      -11057                               -18064

 Cash and Cash Equivalents, Beginning  . . . . . . . . .                       49827                                57097
                                                                         -----------                          -----------
 Cash and Cash Equivalents, Ending . . . . . . . . . . .                 $     38770                          $     39033
                                                                         ===========                          ===========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas and First Stuttgart Bank and Trust. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of June 30, 1994 and the related consolidated statements of income for the three and six month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six month period ended June 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         On January 1, 1994, First United adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement addressed the accounting and reporting for investments in debt and certain equity securities. In connection with this adoption on january 1, 1994, debt securities not classified as trading account securities or investment securities expected to be held until maturity and all equity securities were classified as securities available for sale and have been reported at fair value, with net unrealized gains and losses reported, net of tax, as a separate component of stockholders equity. At June 30, 1994 the amortized costs and fair values of securities classified as available for sale were $376.04 million and $371.70 million, respectively, which resulted in an unrecognized loss, net of tax, of approximately $2.82 million as a separate component of the capital accounts. There have been no other significant changes in the accounting policies of First United since the close of business on December 31, 1993, the date of the most recent annual report to shareholders.

3.       RESULTS OF OPERATIONS

         The results for the six month period ended June 30, 1994 are not necessarily indicative of the results for the entire year of 1993. This report should be read in conjunction with First United's 1993 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1993 to conform to the 1994 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       ACQUISITIONS

         On June 14, 1994, First United completed the acquisition of InvestArk, Bankshares, Inc. (InvestArk). First United acquired all of the issued and outstanding stock of InvestArk through the issuance of 885,723 First United shares of common stock. This transaction was accounted for as a pooling of interests. For the six months ended June 30, 1994, InvestArk had net interest income and net income of approximately $3.63 million and $1.17 million, respectively.

         On July 28, 1994, First United entered into a definitive agreement to acquire FirstBank located in Texarkana, Texas. Under the terms of the agreement, First United will acquire all of the outstanding shares of FirstBank for approximately $25 million in cash. As of June 30, 1994, FirstBank had total assets of approximately $158 million. For the six months ended June 30, 1994, FirstBank had net interest income and net income of approximately $3.25 million and $.67 million, respectively. The transaction will be accounted for as a purchase.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado, the City National Bank of Fort Smith, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, Commercial Bank at Alma, The Bank of North Arkansas and First Stuttgart Bank and Trust focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1994 was $3.61 million, or $.70 per share compared with $3.47 million or $.67 per share during the same period in 1993. Net income for the six month period ended June 30, 1994 was $7.10 million or $1.38 per share compared with $7.24 million or $1.41 per share as of June 30, 1993. The annualized return on average assets from continuing operations for the six months ended June 30, 1994 and 1993 was 1.30% and 1.35% respectively, while the annualized return on average equity was 13.03% and 14.47% respectively for the same periods. The decrease in net income was due primarily to a decrease in First United's net interest margin which was partially offset by lower provisions for possible loan losses.


         During the first quarter of 1993, First United adopted the provisions of FAS 109, "Accounting For Income Taxes." As a direct result of this standard, First United realized a non-recurring increase in income of approximately $2.52 million.

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

         On a tax equivalent basis, net interest income for the first six months of 1994 was $22.29 million compared with $22.44 million in the first six months of 1993. Net interest income also decreased when compared with 1992. The small decrease in net interest income was the result of First United's liability sensitive balance sheet position during a time of rising interest rates. However, during the first six months of 1994, First United experienced a decline in its' net interest margin. The net interest margin through June 30, 1994, was 4.16% compared with 4.37% for 1993 and 4.40% for 1992. First United anticipates that margins for the remainder of 1994 will be lower than that of 1993. During 1993, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $7.21 million at June 30, 1994 and interest expense associated with this debt totaled $270 thousand during the first six months of 1994. First United will make a principal payment of $1.11 million on its instalment note payable to an unaffiliated bank in August of this year, with the final instalment payment of $1.11 million due in August 1995. These borrowing contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth . First United's $5.00 million note payable to an affiliated company matures in August of 1994. First United intends to renew this note at the present time.

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

         The following table is a comparison of the net interest margin:


                                                     June 30,              December 31,
                                                      1994             1993           1992
                                                    ---------         ---------------------
         Yield on Earning asset                       6.91%            7.27%         7.99%
         Break - even yield                           2.75%            2.90%         3.59%

         Net interest margin                          4.16%            4.37%         4.40%
         Net interest spread                          3.59%            3.83%         3.75%
                                                      -----            -----         -----


LOANS AND LEASES

         First United's gross loans and leases totaled $503.98 million at June 30, 1994 compared with $499.86 million at December 31, 1993. Although the Company experienced a modest increase in loans, overall loan demand continues to be weak. In light of the local economic outlook for the remainder of 1994, the Company does not anticipate a significant increase in loan demand. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table list those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:




                                                            June 30,                        December 31,
                                                             1994                         1993       1992
                                                          ----------                    -------------------
(In thousands)
Non-performing loans:
 Non-accrual loans:
   Commercial & Financial                                  $  1,601                      $ 2,045    $ 1,740
   Real Estate                                                  510                          520        708
   Consumer                                                      96                           68         59
                                                           --------                      -------    -------
                                                           $  2,207                      $ 2,633    $ 2,507
                                                           --------                      -------    -------


Past due 90 days or more:
         Commercial                                        $    268                      $    95    $   113
         Real Estate                                            130                           28        535
         Consumer                                               197                          219        156
                                                           --------                      -------    -------
                                                           $    595                      $   342    $   804
                                                           --------                      -------    -------


Renegotiated Commercial
  Loans:                                                   $    515                      $   223    $ 1,414
                                                           --------                      -------    -------


Total non-performing
  Loans:                                                   $  3,317                      $ 3,198    $ 4,725
Other Real Estate, Net                                          830                        1,039      3,854
                                                           --------                      -------    -------


Total non-performing
  Assets:                                                  $  4,147                      $ 4,237    $ 8,579
                                                           ========                      =======    =======



         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1994.

         Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio. During the past year, First United has issued revised credit policies for real estate lending in order to control loan risks.


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

         During the first six months of 1994 First United made provisions for possible loan losses of $244 thousand compared with $870 thousand for the same period in 1993. Total non-performing loans increased $119 thousand from $3.20 million at December 31, 1993 to $3.32 million at June 30, 1994. Net charge-offs through June 30, 1994 totaled $477 thousand.


                                                                                    Year Ended December 31,
                                           June 30, 1994                        1993                      1992
                                           -------------                       --------------------------------
Allowance as a
percentage of total
loans and leases                               1.93%                            2.00%                     1.77%

         The reserve for possible loan losses as a percentage of non-performing loans was approximately 294% at June 30, 1994 compared with 308% at December 31, 1993.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                                                          December 31,
                                             June 30,                                     ------------
(In thousands)                                 1994                             1993                      1992
                                            ----------                        ----------------------------------
Commercial & Financial                        $5,889                           $5,313                    $2,922
Real Estate                                      736                            1,044                     2,063
Consumer                                       1,858                            1,113                       576
Unallocated                                    1,256                            2,502                     2,411
                                              ------                           ------                    ------
   Total                                      $9,739                           $9,972                    $7,972
                                              ======                           ======                    ======


NON-INTEREST INCOME

         Management continues to emphasize that growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                                  Six Months Ended
                                                      June 30,                                 Change
                                              ----------------------                   ----------------------
(Dollars in Thousands)                         1994            1993                      $                %
                                              ------          ------                   -----            -----
Service Charges on
Deposit Accounts                              $1,592          $1,686                   $  (94)             (6%)
Trust Income                                     666             667                       (1)            ---
Security Gains                                     0             169                     (169)            ---
Other Income                                   1,035             709                      326              46%
                                              ------          ------                   ------           -----
         Total Other Income                   $3,293          $3,231                   $   62              (2%)
                                              ======          ======                   ======           =====


Excluding security gains, non-interest income increased approximately $231 thousand when comparing 1994 with 1993 results. This increase was primarily related to other fee income.

INVESTMENT SECURITIES

         During the first six months of 1994, First United had no security gains.

                                            June 30,                                    December 31,
(In thousands)                               1994                             1993                      1992
                                         -----------                       ------------------------------------
Market Value                             $   152,161                       $ 404,512                  $ 422,356
Book Value                                   154,463                         395,014                    413,300
                                         -----------                       ---------                  ---------
   Difference                            $    (2,302)                      $   9,498                  $   9,056
                                         ===========                       =========                  =========

         At June 30, 1994, approximately 72% of First United's securities portfolio was classified as available for sale and carried at fair value.

SECURITIES AVAILABLE FOR SALE


                                            June 30,                       December 31,
(In thousands)                               1994                             1993
                                          ----------                       ------------
Market Value                              $  371,700                         $84,450
Book Value                                   376,041                          83,468
                                          ----------                         -------
   Difference                             $   (4,341)                        $   982
                                          ==========                         =======

         Those securities listed as of December 31, 1993 were classified as Held For Sale and are included in this presentation for comparative purposes only.


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                  Six Months Ended
                                                      June 30,                               Change
                                               --------------------                    -----------------
(Dollars in Thousands)                         1994            1993                      $           %
                                               ----            ----                    -----       -----
Salaries                                     $ 5,504         $ 5,033                   $ 471          9%
Pension and Employee Benefits                  1,615           1,303                     312         24%
Net Occupancy Expense                          1,388           1,002                     386         39%
Equipment Expense                                388             643                    (255)       (40%)
Data Processing Expense                          725             771                     (46)        (6%)
Other Operating Expense                        4,494           4,802                    (308)        (6%)
                                             -------         -------                   -----        ---
    Total Non-Interest Expense               $14,114         $13,554                   $ 560          4%
                                             =======         =======                   =====        ===


         Pension and employee benefits increased approximately 24% during the first six months of 1994 when compared with the same period in 1993 primarily as a result of the cumulative effect of a $500 thousand adjustment in the net periodic pension costs related to First United's defined pension benefit plan. Excluding the benefit of the non-recurring adjustment, employee benefit costs decreased by approximately $178 thousand. The 14.11 million in total non-interest expense included approximately $706 thousand of non-interest expense at Alma which was accounted for as a purchase.

INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 1994 was 30.1% compared to 29.5% for the same period in 1992. The increase in the 1994 effective tax rate over 1993 was due to a increase in the proportion of nontaxable income to total income.


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

         First United's equity capital totaled $110.46 million at June 30, 1994, compared to the December 31, 1993 level of $108.14 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock except for the acquisition of InvestArk as discussed in Note 5 on page 6 of this report.

         The table presented below is a comparison of capital ratios:


                                                  June 30,                               December 31,
                                                   1994                            1993              1992
                                                -----------                       ------------------------
Equity Capital to Total Assets                    10.11%                           9.62%             9.37%

Primary Capital to Total Assets                   10.88%                          10.42%            10.14%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:


                                                  June 30,                       Regulatory
                                                   1994                         Requirements
                                                -----------                     ------------
Total Capital/Total Assets                        10.88%                           6.00%

Primary Capital/Total Assets                      10.88%                           5.50%

Total Risk Based Capital                          19.36%                           8.00%

Tier 1 Capital                                    18.11%                           4.00%

Leverage Ratio                                     9.79%                           3.00%


         Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. First United is aided significantly in meeting its short term liquidity needs by its strong capital position, its high rate of internal capital generation and its level of loan loss reserves.

DIVIDEND POLICY

         First United strives to maintain a balance between the retention of earnings for the support of growth and expansion and a dividend payout that meets the required return for investors. First United anticipates continuing its policy of regular cash dividends, although there is no assurance as to future increases in dividends because they are dependent upon future earnings, capital requirements and economic conditions.

         On May 24, 1994 the Board of Directors of First United increased the annual cash dividend approximately 11.8%. The current annual dividend rate is $.76 per share compared with $.68 per share prior to the increase.

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1994:


                                                                                         Year Ended
                                                  June 30,                         ----------------------
                                                   1994                            1993              1992
                                                  -------                          ----              ----
Dividend payout ratio                             26.14%                          23.62%            24.54%

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES

         On June 14, 1994, First United Bancshares, Inc. (the "Company") acquired all of the issued and outstanding shares of common stock of InvestArk Bankshares, Inc., Stuttgart, Arkansas, in exchange for the issuance of 885,523 shares of common stock, $1.00 par value, of the Company. As of the date of this filing, the Company has issued and outstanding 5,157,799 shares of common stock, $1.00 par value. Said shares have been publicly registered with the Securities and Exchange Commission and are traded on the National Association of Securities Dealers Automated Quotation System under the symbol "UNTD". The above referenced issuance of common stock did not materially modify, limit or quality the rights of the holders of the Company's common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 13, 1994, the Company held a special shareholders meeting where the Board of Directors of the Company submitted to the shareholders a proposal to vote upon the Agreement and Plan of Reorganization, dated December 17, 1993 (the "Agreement"), by and between the Company and InvestArk Bankshares, Inc., where the Company would acquire all of the issued and outstanding shares of common stock of InvestArk Bankshares, Inc. in exchange for the issuance of the Company's common stock based upon an exchange formula as described in the Agreement. The exchange formula is more fully described in the Company's Form S-4 Registration Statement under the Securities Act of 1933,, as amended, Registration No. 33-52341 as filed with the Securities and Exchange Commission on May 4, 1994, and which became effective on May 6, 1994 and in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1994. Of the total shares voted at the special meeting 3,206,820 were voted in favor of the Agreement, 3,074 voted against the Agreement and 8,800 abstained from voting.

Item 5.  OTHER MATTERS

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------

            2 Agreement and Plan of Reorganization, dated December 17, 1993, by and between First United Bancshares, Inc. and InvestArk Bankshares, Inc. and Plan of Merger attached as Exhibit A thereto is incorporated herein by reference as previously filed by the Company in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 33-52341 as filed with the Securities and Exchange Commission on May 4, 1994 which became effective May 6, 1994.

         Reports on Form 8-K

         On June 16, 1994, the Company filed a current report on Form 8-K under
Item 2 regarding the Company's acquisition of all of the issued and outstanding shares of common stock of InvestArk Bankshares, Inc., Stuttgart, Arkansas, in exchange for the issuance of 885,523 shares of the Company's common stock, par value $1.00. On August 12, 1994, the Company filed its Form 8-K/A which amended the prior filing to add the financial statements of InvestArk Bankshares, Inc. and the pro forma financial information required pursuant to
Article 11 of Regulation S-X. This amendment was filed in accordance with Item 7(a)(4) and (b)(2) of Form 8-K.

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





Date:  August 12, 1994