Form 10-Q
period 1994-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1994-11-14
CIK 355883

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-Q
                   ________________________________________

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                               September 30, 1994

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

                   ________________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                No
                             -----                   -----
The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 2, 1994 was 5,158,772.


===============================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1994




                                     INDEX


             PART I.              FINANCIAL INFORMATION:


             Item 1.              Consolidated Statements of Condition,
                                  September 30, 1994 and December 31, 1993.     3

                                  Consolidated Statements of Income for the
                                  Three and Nine Month Periods Ended
                                  September 30, 1994 and 1993.                  4



                                  Consolidated Statements of Cash Flow for
                                  the Nine Months Ended September 30, 1994
                                  and 1993.                                     5


                                  Notes to Consolidated Financial
                                  Statements.                                   6


             Item 2.              Management's Discussion and Analysis of
                                  Financial Condition and Results of
                                  Operation.                                   7-13


             PART II.             OTHER INFORMATION

             Item 1.              Legal Proceedings                              N/A

             Item 2.              Change in Securities                           N/A

             Item 3.              Defaults Upon Senior Securities                N/A

             Item 4.              Submission of Matters to a Vote of
                                  Security Holders                               N/A

             Item 5.              Other Information                              N/A

             Item 6.              Exhibits and Reports on Form 8-K               14

                                  Signatures                                     15


                        FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION

Part I.
Item 1

(In thousands)                                                       September 30,          December 31,
                                                                          1994                  1993
                                                                     -------------          ------------
ASSETS
Cash and Due from Banks  . . . . . . . . . . . . . . . . . . . .      $   43,473             $   52,227
                                                                      ----------             ----------
Short-Term Investments:
Federal Funds Sold & Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . . . . . . . .          21,710                 27,765
Other Short-Term Investments   . . . . . . . . . . . . . . . . .          17,067                  6,086
                                                                      ----------             ----------
     Total Short-Term Investments  . . . . . . . . . . . . . . .          38,777                 33,851
                                                                      ----------             ----------
Securities Available For Sale  . . . . . . . . . . . . . . . . .         337,929                 83,468
Investment Securities  . . . . . . . . . . . . . . . . . . . . .         166,023                429,931
                                                                      ----------             ----------
Total Loans  . . . . . . . . . . . . . . . . . . . . . . . . . .         509,359                499,912
  Unearned Discount  . . . . . . . . . . . . . . . . . . . . . .            (485)                  (607)
  Allowance for Possible Loan Losses . . . . . . . . . . . . . .          (9,723)                (9,972)
                                                                      ----------             ----------
     Net Loans   . . . . . . . . . . . . . . . . . . . . . . . .         499,151                489,333
                                                                      ----------             ----------
Premises and Equipment   . . . . . . . . . . . . . . . . . . . .          14,470                 13,904
                                                                      ----------             ----------
Goodwill   . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,990                  4,308
                                                                      ----------             ----------
Other Real Estate Owned  . . . . . . . . . . . . . . . . . . . .             524                  1,039
                                                                      ----------             ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .          18,923                 15,537
                                                                      ----------             ----------
     Total Assets  . . . . . . . . . . . . . . . . . . . . . . .      $1,123,259             $1,123,598
                                                                      ==========             ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  174,399             $  150,842
   Savings and Interest-Bearing Demand . . . . . . . . . . . . .         330,482                350,325
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         459,242                468,582
                                                                      ----------             ----------
     Total Deposits  . . . . . . . . . . . . . . . . . . . . . .         964,305                969,749
Fed Funds Purchased & Securities Sold Under Agreements
   to Repurchase   . . . . . . . . . . . . . . . . . . . . . . .          30,689                 30,512
Other Liabilities  . . . . . . . . . . . . . . . . . . . . . . .          10,707                  7,493
Long-Term Debt:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . .           1,107                  2,733
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . .           5,000                  5,000
                                                                      ----------             ----------
     Total Liabilities . . . . . . . . . . . . . . . . . . . . .       1,011,808              1,015,477
                                                                      ----------             ----------

CAPITAL ACCOUNTS
Preferred Stock (Par Value of $1.00; 500 shares authorized
   in 1994 and 1993; none outstanding) . . . . . . . . . . . . .               0                      0
Common Stock (Par Value of $1.00; 24,000 shares authorized;
   5,159 shares outstanding in 1994 and 5,170 shares
   outstanding in 1993)  . . . . . . . . . . . . . . . . . . . .           5,159                  5,170
Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,552                 13,524
Undivided Profits  . . . . . . . . . . . . . . . . . . . . . . .          97,202                 89,579
Treasury Stock . . . . . . . . . . . . . . . . . . . . . . . . .               0                   (130)
Unrealized Loss on Securities Available For Sale . . . . . . . .          (4,462)                   (21)
                                                                      ----------             ----------
     Total Capital Accounts  . . . . . . . . . . . . . . . . . .         111,451                108,122
                                                                      ----------             ----------
     Total Liabilities and Capital Accounts  . . . . . . . . . .      $1,123,259             $1,123,598
                                                                      ==========             ==========


                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME





                                                   Three Months Ended                           Nine  Months Ended
                                                      September 30,                                September 30,
                                                 ----------------------                       ----------------------
(In thousands)                                   1994              1993                       1994              1993
                                               -------            -------                   -------           -------
INTEREST INCOME
Interest and Fees on Loans . . . . . . . . .   $10,405            $ 9,412                   $29,936           $28,123
Interest on Securities:
   Taxable Securities  . . . . . . . . . . .     6,804              7,135                     2,837             2,735
   Nontaxable Securities . . . . . . . . . .       857                921
Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . .       234                183                       670               541
Interest on Deposits in Banks  . . . . . . .        78                286                       421               413
                                               -------            -------                   -------           -------
     TOTAL INTEREST INCOME . . . . . . . . .   $18,378             17,915                    53,973            54,043
                                               -------            -------                   -------           -------
INTEREST EXPENSE
Interest on Deposits . . . . . . . . . . . .     7,202              6,738                    20,816            20,709
Interest on Federal Funds Purchased
   and Securities Sold Under Agreements
   to Repurchase . . . . . . . . . . . . . .       302                222                       793               647
Interest on Long-Term Debt . . . . . . . . .       202                154                       472               424
                                               -------            -------                   -------           -------
     TOTAL INTEREST EXPENSE  . . . . . . . .     7,706              7,114                    22,082            21,780
                                               -------            -------                   -------           -------
     NET INTEREST INCOME . . . . . . . . . .    10,872             10,801                    31,891            32,263
Provision for Possible Loan Losses   . . . .       (45)              (245)                     (289)           (1,115)
                                               -------            -------                   -------           -------
 NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES  . . . . . . . . . . . .    10,627             10,556                    31,602            31,148
                                               -------            -------                   -------           -------
OTHER INCOME
Service Charges on Deposit Accounts  . . . .       800                861                     2,392             2,547
Trust Department Income  . . . . . . . . . .       343                425                     1,009             1,092
Security Gains(Losses) . . . . . . . . . . .        (1)              (125)                       (1)               44
Other Operating Income . . . . . . . . . . .       668                572                     1,703             1,281
                                               -------            -------                   -------           -------
     TOTAL OTHER INCOME  . . . . . . . . . .     1,810              1,773                     5,103             4,964
                                               -------            -------                   -------           -------
OTHER EXPENSE
Salaries   . . . . . . . . . . . . . . . . .     2,797              2,601                     8,301             7,634
Pension and Other Employee Benefits  . . . .       864              1,013                     2,479             2,316
Net Occupancy Expense  . . . . . . . . . . .       784                569                     1,872             1,571
Equipment Expense  . . . . . . . . . . . . .       310                418                       998             1,061
Data Processing Expense  . . . . . . . . . .       359                537                     1,084             1,308
Other Operating Expenses . . . . . . . . . .     2,164              2,020                     6,659             6,822
                                               -------            -------                   -------           -------
     TOTAL OPERATING EXPENSES  . . . . . . .     7,278              7,158                    21,393            20,712
                                               -------            -------                   -------           -------
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE . . . . . . . . . .     5,159              5,131                    15,311            15,400
INCOME TAX EXPENSE . . . . . . . . . . . . .     1,583              1,719                     4,635             4,749
                                               -------            -------                   -------           -------
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE . . . . .     3,576              3,412                    10,677            10,651
CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE . . . . . . . . . .         0                  0                         0             2,522
                                               -------            -------                   -------           -------
NET INCOME . . . . . . . . . . . . . . . . .   $ 3,576            $ 3,412                   $10,677           $13,173
                                               =======            =======                   =======           =======
INCOME PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE . . . . .   $  0.69            $  0.66                   $  2.07           $  2.06

CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE . . . . . . . . . .         0                  0                         0               .49
                                               -------            -------                   -------           -------
NET INCOME   . . . . . . . . . . . . . . . .   $  0.69            $  0.66                   $  2.07           $  2.55
                                               =======            =======                   =======           =======
CASH DIVIDENDS PER SHARE . . . . . . . . . .   $  0.19            $  0.17                   $  0.55           $  0.49
                                               =======            =======                   =======           =======
Average Number of Shares Outstanding
    During the Year  . . . . . . . . . . . .     5,159              5,170                     5,159             5,170

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                              1994             1993
                                                                                           ---------         ---------
 (In thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  10,677          $ 10,651


 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,540             1,092
    Amortization of Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            318               259
    Provision for Possible Loan Losses  . . . . . . . . . . . . . . . . . . . . . . .            289             1,115
    Change in Accounting Principle  . . . . . . . . . . . . . . . . . . . . . . . . .              0             2,522
    Provision for Deferred Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            293              (399)
    Gain on Sales of Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .              0               (13)
    Accretion of Bond Discount, Net . . . . . . . . . . . . . . . . . . . . . . . . .         (2,484)           (1,546)
    (Increase) Decrease in Other Assets . . . . . . . . . . . . . . . . . . . . . . .         (3,386)           (1,572)
    Increase (Decrease) in Other
     Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,921            (1,160)
                                                                                           ---------          --------
 Net Cash Provided by Operating
  Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,168            10,949
                                                                                           ---------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds From Sales of Securities . . . . . . . . . . . . . . . . . . . . . . . .              0            15,081
    Proceeds From Maturities of
     Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,461            92,366
    Purchase of Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (103,992)         (106,400)
    (Increase) Decrease in Interest-
     bearing Deposits in Other Banks, Net . . . . . . . . . . . . . . . . . . . . . .              0            (1,493)
    Decrease in Federal Funds, Net  . . . . . . . . . . . . . . . . . . . . . . . . .          6,232            11,294
    (Increase) Decrease in Other Short-
     term Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,981)            4,773
    (Increase) Decrease in Loans  . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,592)          (15,457)
    Capital Additions, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,106)           (1,325)
                                                                                           ---------          --------
 Net Cash Used in Investing Activities  . . . . . . . . . . . . . . . . . . . . . . .         (8,978)           (1,160)
                                                                                           ---------          --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Demand,
     Savings and Interest-bearing Demand
      Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,714            (3,910)
    Increase (Decrease) in Time Deposits  . . . . . . . . . . . . . . . . . . . . . .         (9,158)           (5,802)
    Payment on Long-term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,616)           (1,107)
    Dividends Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,884)           (2,233)
                                                                                           ---------          --------
 Net Cash Provided by Financing
  Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,944)          (13,052)
                                                                                           ---------          --------
 Net Increase (Decrease) in Cash and
  Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,754)           (3,263)

 Cash and Cash Equivalents, Beginning . . . . . . . . . . . . . . . . . . . . . . . .         52,227            56,672
                                                                                           ---------          --------
 Cash and Cash Equivalents, Ending  . . . . . . . . . . . . . . . . . . . . . . . . .      $  43,473          $ 53,409
                                                                                           =========          ========

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

         The consolidated statements of condition as of September 30, 1994 and the related consolidated statements of income for the three and nine month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine month period ended September 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         On January 1, 1994, First United adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement addressed the accounting and reporting for investments in debt and certain equity securities. In connection with this adoption on January 1, 1994, debt securities not classified as trading account securities or investment securities expected to be held until maturity and all equity securities were classified as securities available for sale and have been reported at fair value, with net unrealized gains and losses reported, net of tax, as a separate component of stockholders equity. At September 30, 1994 the amortized costs and fair values of securities classified as available for sale were $344.79 million and $337.93 million, respectively, which resulted in an unrecognized loss, net of tax, of approximately $4.46 million as a separate component of the capital accounts. There have been no other significant changes in the accounting policies of First United since the close of business on December 31, 1993, the date of the most recent annual report to shareholders.

3.       RESULTS OF OPERATIONS

         The results for the nine month period ended September 30, 1994 are not necessarily indicative of the results for the entire year of 1994. This report should be read in conjunction with First United's 1993 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1993 to conform to the 1994 presentation. Such reclassification are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.      ACQUISITIONS

         On June 14, 1994, First United completed the acquisition of InvestArk, Bankshares, Inc. (InvestArk). First United acquired all of the issued and outstanding stock of InvestArk through the issuance of 885,523 First United shares of common stock. This transaction was accounted for as a pooling of interests. For the nine months ended September 30, 1994, InvestArk had total assets and net income of approximately $197.05 million and $1.71 million, respectively.

         On July 28, 1994, First United entered into a definitive agreement to acquire FirstBank located in Texarkana, Texas. Under the terms of the agreement, First United will acquire all of the outstanding shares of FirstBank for approximately $25 million in cash. As of September 30, 1994, FirstBank had total assets of approximately $153 million. For the nine months ended September 30, 1994, FirstBank had net interest income and net income of approximately $4.92 million and $.94 million, respectively. The transaction will be accounted for as a purchase.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), the City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne") and First Stuttgart Bank and Trust Company ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1994 was $3.58 million, or $.69 per share compared with $3.41 million or $.66 per share during the same period in 1993. Net income for the nine month period ended September 30, 1994 was $10.68 million or $2.07 per share compared with $10.65 million or $2.06 per share as of September 30, 1993. The annualized return on average assets from continuing operations for the nine months ended September 30, 1994 and 1993 was 1.27% and 1.26% respectively, while the annualized return on average equity was 12.69% and 12.65% respectively for the same periods. The increase in net income was due primarily to lower provisions for possible loan losses.

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

         On a tax equivalent basis, net interest income for the first nine months of 1994 was $33.42 million compared with $33.74 million in the first nine months of 1993. Net interest income also decreased when compared with 1992. The small decrease in net interest income was the result of First United's liability sensitive balance sheet position during a time of rising interest rates. However, during the first nine months of 1994, First United experienced a decline in its net interest margin. The net interest margin through September 30, 1994, was 4.21% compared with 4.37% and 4.42% for the same periods in 1993 and 1992, respectively. First United anticipates that margins for the remainder of 1994 will be lower than that of 1993. During 1993, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $6.11 million at September 30, 1994 and interest expense associated with this debt totaled $472 thousand during the first nine months of 1994. First United will make a final principal payment of $1.11 million on its installment note payable to an unaffiliated bank in August of next year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997.

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

         The following table is a comparison of the net interest margin:

                                                            September 30,                 December 31,
                                                                 1994                1993             1992
                                                            -------------            -----            -----
         Yield on Earning asset                                6.99%                 7.27%            7.99%
         Break - even yield                                    2.78%                 2.90%            3.59%
         Net interest margin                                   4.21%                 4.37%            4.40%
         Net interest spread                                   3.48%                 3.83%            3.75%
                                                               -----                 -----            -----

LOANS AND LEASES

         First United's gross loans and leases totaled $509.36 million at September 30, 1994 compared with $499.86 million at December 31, 1993. Although the Company experienced a modest increase in loans, overall loan demand continues to be weak. In light of the local economic outlook for the remainder of 1994, the Company does not anticipate a significant increase in loan demand. The

Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table list those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                                             September 30,                     December 31,
                                                                 1994                        1993        1992
                                                            ---------------                 -------     -------
(In thousands)
Non-performing loans:
 Non-accrual loans:
   Commercial & Financial                                      $ 1,372                      $ 2,045     $ 1,740
   Real Estate                                                     708                          520         708
   Consumer                                                        107                           68          59
                                                               -------                      -------     -------
                                                               $ 2,187                      $ 2,633     $ 2,507
                                                               -------                      -------     -------

Past due 90 days or more:
         Commercial                                            $   133                      $    95     $   113
         Real Estate                                                43                           28         535
         Consumer                                                  206                          219         156
                                                               -------                       ------     -------
                                                               $   382                      $   342     $   804
                                                               -------

Renegotiated Commercial
  Loans:                                                       $   506                      $   223     $ 1,414
                                                               -------                      -------     -------


Total non-performing
  Loans:                                                       $ 3,075                      $ 3,198     $ 4,725
Other Real Estate, Net                                             527                        1,039       3,854
                                                               -------                      -------     -------


Total non-performing
  Assets:                                                      $ 3,602                      $ 4,237     $ 8,579
                                                               =======                      =======     =======


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1994.

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

         During the first nine months of 1994 First United made provisions for possible loan losses of $289 thousand compared with $1.15 million for the same period in 1993. Total non-performing loans decreased $120 thousand from $3.20 million at December 31, 1993 to $3.08 million at September 30, 1994. Net charge-offs through September 30, 1994 totaled $538 thousand.

                                                                                Year Ended December 31,
                                            September 30, 1994               1993                    1992
                                            ------------------               ----------------------------
Allowance as a percentage
of total loans and leases                          1.90%                     2.00%                  1.77%

         The reserve for possible loan losses as a percentage of non-performing loans was approximately 312% at September 30, 1994 compared with 308% at December 31, 1993.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                                                        December 31,
                                                     September 30,             ----------------------------
(In thousands)                                           1994                   1993                  1992
                                                      -----------              ------                ------
Commercial & Financial                                  $6,124                 $5,313                $2,922
Real Estate                                                737                  1,044                 2,063
Consumer                                                 1,695                  1,113                   576
Unallocated                                              1,267                  2,502                 2,411
                                                        ------                 ------                ------
   Total                                                $9,723                 $9,972                $7,972
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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                                            Nine Months Ended
                                                              September 30,                    Change
                                                          ---------------------         ----------------------
(Dollars in Thousands)                                    1994            1993            $                %
                                                         ------          ------         ------            ----
Service Charges on
Deposit Accounts                                         $2,392          $2,547         $ (155)             (6%)
Trust Income                                              1,009           1,092            (83)             (8%)
Security Gains                                               (1)             44            (45)           (102%)
Other Income                                              1,703           1,281            422              33%
                                                         ------          ------         ------            ----
         Total Other Income                              $5,103          $4,964         $  139              (3%)
                                                         ======          ======         ======            ====


Excluding security gains, non-interest income increased approximately $184 thousand when comparing 1994 with 1993 results. This increase was primarily related to other fee income.


INVESTMENT SECURITIES

         During the first nine months of 1994, First United had no security gains.

                                           September 30,                            December 31,
(In thousands)                                 1994                             1993            1992
                                           -------------                     ---------         --------
Market Value                                  $162,189                        $404,512         $422,356
Book Value                                     166,023                         395,014          413,300
                                              --------                        --------         --------
   Difference                                 $ (3,834)                       $  9,498         $  9,056
                                              ========                        ========         ========

         At September 30, 1994, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                    September 30,                             December 31,
(In thousands)                          1994                                      1993
                                    -------------                             ------------
Market Value                          $337,929                                   $84,450
Book Value                             344,794                                    83,468
                                      --------                                   -------
   Difference                         $  6,865                                   $   982
                                      ========                                   =======


         Those securities listed as of December 31, 1993 were classified as Held For Sale and are included in this presentation for comparative purposes only.

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                     Nine Months Ended
                                                       September 30,                           Change
                                                   ---------------------                 ----------------

(Dollars in Thousands)                              1994          1993                    $          %
                                                   -------      -------                  -----      -----
Salaries                                           $ 8,301      $ 7,634                  $ 667        9%
Pension and Employee Benefits                        2,479        2,316                    163        7%
Net Occupancy Expense                                1,872        1,571                    301       19%
Equipment Expense                                      998        1,061                    (63)      (6%)
Data Processing Expense                              1,084        1,308                   (224)     (17%)
Other Operating Expense                              6,659        6,822                   (163)      (2%)
                                                   -------      -------                  -----      -----
    Total Non-Interest Expense                     $21,393      $20,712                  $ 681        3%
                                                   =======      =======                  =====      =====


         Pension and employee benefits increased approximately 7% during the first nine months of 1994 when compared with the same period in 1993 primarily as a result of the cumulative effect of a $420 thousand adjustment in the net periodic pension costs related to First United's defined pension benefit plan. Excluding the benefit of the non-recurring adjustment, employee benefit costs decreased by approximately $257 thousand. The 21.39 million in total non-interest expense included approximately $1.09 million of non-interest expense at Alma which was accounted for as a purchase.


INCOME TAXES

         The effective tax rate of First United for the nine month period ended September 30, 1994 was 30.3% compared to 30.8% for the same period in 1993.
The decrease in the 1994 effective tax rate from 1993 was due to an increase in the proportion of nontaxable income to total income.


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

         First United's equity capital totaled $111.45 million at September 30, 1994, compared to the December 31, 1993 level of $108.12 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock except for the acquisition of InvestArk as discussed in Note 5 on page 6 of this report.

         The table presented below is a comparison of capital ratios:

                                                                                      December 31,
                                           September 30, 1994                      1993            1992
                                           ------------------                   --------------------------
Equity Capital to Total Assets                    10.32%                           9.62%             9.37%

Primary Capital to Total Assets                   11.09%                          10.42%            10.14%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                        September 30,             Regulatory
                                                             1994                Requirements
                                                        ---------------          ------------
Total Capital/Total Assets                                  11.09%                   6.00%

Primary Capital/Total Assets                                11.09%                   5.50%

Total Risk Based Capital                                    19.54%                   8.00%

Tier 1 Capital                                              18.29%                   4.00%

Leverage Ratio                                               9.96%                   3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1994:

                                                                                       Year Ended
                                           September 30, 1994                      1993            1992
                                           ------------------                   --------------------------
Dividend payout ratio                            26.57%                           23.62%           24.54%


PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable


Item 2.  CHANGES IN SECURITIES

         Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER MATTERS

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         Exhibit 27   Financial Date Schedule

         Reports on Form 8-K

         On August 12, 1994, First United filed a Current Report on Form 8-K/A under Item 7 regarding First United's acquisition of all of the issued and outstanding shares of common stock in InvestArk Bankshares, Inc., Stuttgart, Arkansas, in exchange for the issuance of 885,523 shares of First United common stock, par value $1.00. The Form 8-K/A amended the prior Form 8-K filing on June 16, 1994.

         On September 9, 1994, First United filed a Current Report on Form 8-K under Item 5 regarding the publication of certain financial data with respect to the 30 day post-merger combined operations of First United and InvestArk Bankshares, Inc.

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


                                        BY  /s/ James V. Kelley
                                                James V. Kelley

                                            Chairman, President and  Chief
                                            Executive Officer



                                        BY  /s/ John E. Burns
                                                John E. Burns

                                            Chief Financial Officer and
                                            Principal Accounting Officer





Date:  November 14, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27       Financial Data Schedule.
