Form 10-K405
FIRST UNITED BANCSHARES INC /AR/
filed 1995-03-31
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1994

                                       OR
  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NO. 0-11916

                         FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            ARKANSAS                                            71-0538646
 --------------------------------                           -------------------
 (State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

 MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS                  71730
 ------------------------------------------------              -------------
 (Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (501) 863-3181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
                   TITLE OF CLASS                    WHICH REGISTERED
                   --------------            --------------------------------
           Common Stock, $1.00 par value                NASDAQ-NMS

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  [x]    No [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [x]    No [ ]

         As of March 1, 1995, 5,158,772 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115,500,000.00.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1994 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.
================================================================================

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1994



                        CROSS REFERENCE SHEET AND INDEX



                                   PART   I.


ITEM NO.                                                                                              LOCATION*
--------                                                                                              --------
Item  1.         Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Page 4 of Form 10-K

Item  2.         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Page 5 of Form 10-K

Item  3.         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Page 5 of Form 10-K

Item  4.         Submission of Matters to a Vote
                 of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .       Not Applicable



                                                        PART  II.
                                                        ---------


Item  5.         Market for Registrant's Common Equity
                 and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . .     Page 14 of the 1994
                                                                                                  Annual Report
                                                                                                  to Stockholders

Item  6.         Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . .     Page 20 of the 1994
                                                                                                  Annual Report to
                                                                                                  Stockholders

Item  7.         Managements's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Pages 4 - 19 of the
                                                                                                  1994 Annual Report
                                                                                                  to Stockholders

Item  8.         Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . .     Pages 22 - 38 of the
                                                                                                  1994 Annual Report
                                                                                                  to Stockholders

Item  9.         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .       Not Applicable

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1994


CROSS REFERENCE SHEET AND INDEX (CONTINUED)



                                   PART III.


ITEM NO.                                                                                              LOCATION*
--------                                                                                              --------
Item 10.         Directors and Executive Officers of the
                 Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     Pages 40 - 42 of the
                                                                                                  1994 Annual Report
                                                                                                  to Stockholders


         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's Definitive Proxy Statement for the 1995 Annual Meeting of
         Stockholders filed with the Securities and Exchange Commission.


                                                        PART  IV.
                                                        ---------


Item 14.         Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      Page 5



*Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1994. The Registrant's 1994 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1994 Annual Report to Stockholders and Definitive Proxy Statement.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1994


                                     PART I

ITEM 1.      BUSINESS.

DESCRIPTION OF BUSINESS

         First United Bancshares, Inc. (First United) is a multi-bank holding company incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1994, First United acquired six other banks in different cities within Arkansas. The banks acquired were the First National Bank of Magnolia (FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas (BNA), and First Stuttgart Bank and Trust Company (FSBTC). Each of the banks are wholly-owned by First United.

         The banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest bearing deposit accounts, commercial, real estate and personal loans, trust services, correspondent banking services and safe deposit box activities. For further discussion of First United operations, see pages 4 through 19 of the Annual Report, which is incorporated by reference to Item 7 in the Form 10-K.

COMPETITION

         The banking business is highly competitive. The banking subsidiaries of First United compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies.

REGULATION

         First United is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"), and as such, is subject to regulation and examination by the Federal Reserve Board and is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries. The Act provides that a bank holding company may be required to obtain Federal Reserve Board approval for the acquisition of more than 5% of the voting securities or substantially all of the assets of any bank or bank holding company, unless it already owns a majority of the voting securities of such bank. The Act prohibits First United from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board. The Act also prohibits First United and its subsidiaries from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or the provision of any services. Under Title VI of the Financial Institutions, Reform, Recovery and Enforcement Act of 1989, the Act has been amended to authorize bank holding companies to acquire savings and thrift institutions without tandem operations restrictions.

         First United's seven banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as national banking associations, FNBE, FNBM, MPBC, and CNBFS are subject to the regulation and supervision of the Comptroller of the Currency, while CBA, BNA and FSBTC are subject to the regulation of the Arkansas State Bank Department. Each of the Banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board.

         The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to First United if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 14 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Banks are also restricted from extending credit or making loans to or investments in First United and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

EMPLOYEES

         At December 31, 1994, First United had approximately 478 full-time equivalent employees and considers its relationship with its employees to be good.

ITEM 2.      PROPERTIES.

PROPERTIES

         The seven subsidiaries of First United hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in fifteen (15) communities throughout Arkansas. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United does not own or lease any real property. Minimal office space is required for First United's officers and employees and such space is provided without charge by FNBE. First United's data processing operations are also located in facilities owned by FNBE.


ITEM 3.      LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

         First United and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on First United's consolidated financial condition or results of operations.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.




                                         EXECUTIVE OFFICERS OF THE REGISTRANT

             James V. Kelley, 45 . . . . . . . . . . . .    Chairman, President and Chief Chairman,
                                                            President and Chief Executive Officer of First
                                                            United since 1987; Chairman and Chief Executive
                                                            Officer of FNBE since 1985.

             Robert G. Dudley, 62 . . . . . . . . . . . .   Secretary of First United since 1983; President
                                                            of FNBE since 1985.

             John E. Burns, 36  . . . . . . . . . . . . .   Vice President and Chief Financial
                                                            Officer of First United since 1993; Vice
                                                            President and Director of Audit from
                                                            1998 to 1993.


                                               SIGNIFICANT OTHER EMPLOYEES


             Robert L. Jones, 59  . . . . . . . . . . . .   President and Chief Executive Officer of
                                                            FNBM since 1991; President and Chief
                                                            Executive Officer of MPBC from 1984 to
                                                            1991.

             Jim N. Harwood, 55 . . . . . . . . . . . . .   President and Chief Executive Officer of CNBFS
                                                            since 1993; Executive Vice President of CNBFS
                                                            from 1983 to 1993.


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


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's executive officers and other significant employees is included under the separate captions "Executive Officers of the Registrant" and "Significant Other Employees" at the end of Part I of this report. The remaining information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Executive Officers and Directors" on pages 40-42 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1994 fiscal year covered by this Annual Report on 10-K.


ITEM 11.     EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1994 fiscal year covered by this Annual Report on 10-K.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1994 fiscal year covered by this Annual Report on 10-K.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1994 fiscal year covered by this Annual Report on 10-K.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8K.

ITEM 14(A)(1)    FINANCIAL STATEMENTS.

         The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1994 as required by Item 8, are:

                                                                                                   Page(s) in 1994 Annual
                                                                                                   Report to Stockholders
         Reports of Management and Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . .    Page 39
         Consolidated Statements of Condition as of
             December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Page 23
         Consolidated Statement of Income
             for the three years ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .    Page 24
         Consolidated Statements of Changes in Capital Accounts
             for the three years ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .    Page 25
         Consolidated Statements of Cash Flows
             for the three years ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .    Page 26
         Notes to Consolidated Financial Statements-December 31, 1994 . . . . . . . . . . . . . . . . .    Pages 27-38


ITEM 14(A)(2)    FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

ITEM 14(A)(3)    FINANCIAL STATEMENT SCHEDULES.

         The Exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(a)(3) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(B)       REPORTS ON FORM 8-K.

         First United Bancshares, Inc. filed a Current Report on Form 8-K dated on June 16, 1994, describing under Item 2 that First United Bancshares, Inc. had consummated an Agreement and Plan of Reorganization with InvestArk Bankshares, Inc., whereby First United Bancshares, Inc. acquired ownership of one hundred percent (100%) of the issued and outstanding stock of InvestArk Bankshares, Inc.

         First United Bancshares, Inc. filed an amendment to its Current Report on Form 8-K dated June 16, 1994 on Form 8-K/A on August 12, 1994, which provided pro forma financial statements of First United and InvestArk Bankshares, Inc. and historical financial statements of InvestArk Bankshares, Inc.

         First United Bancshares, Inc. filed a Current Report on Form 8-K dated October 18, 1994, under Item 5 thereof, disclosing the restated financial statements of First United as a result of accounting for the merger by and between First United and InvestArk Bankshares, Inc. under the pooling of interests method.

ITEM 14(C)       EXHIBITS.

         The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(D)       FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1995.



                                        FIRST UNITED BANCSHARES, INC.



                                        By:/s/ JOHN E. BURNS
                                        John E. Burns, Chief Financial Officer




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

           SIGNATURE                                 TITLE                            DATE
           ---------                                 -----                            ----
 /s/ JAMES V. KELLEY
------------------------------
 James V. Kelley                      Chairman of the Board, President,               March 20, 1995
                                      Chief Executive Officer




 /s/ JOHN E. BURNS
------------------------------
 John E. Burns                        Vice President, Chief Financial                 March 20, 1995
                                      Officer, Principle Accounting Officer



 /s/ E. LARRY BURROW
------------------------------
 E. Larry Burrow                                      Director                        March 20, 1995





------------------------------
 Claiborne P. Deming                                  Director                        March 20, 1995



------------------------------
 Grady E. DuPriest                                     Director                          March 20, 1995



 /s/ WILLIAM A. ECKERT, JR
------------------------------
 William A. Eckert, Jr.                               Director                           March 20, 1995



 /s/ ROY E. LEDBETTER
------------------------------
 Roy E. Ledbetter                                     Director                           March 20, 1995



 /s/ MICHAEL F. MAHONY
------------------------------
 Michael F. Mahony                                    Director                           March 20, 1995



 /s/ RICHARD H. MASON
------------------------------
 Richard H. Mason                                     Director                           March 20, 1995



 /s/ JACK W. MCNUTT
------------------------------
 Jack W. McNutt                                       Director                           March 20, 1995



 /s/ WILLIAM E. MORGAN
------------------------------
 William E. Morgan                                    Director                           March 20, 1995




------------------------------
 R. Madison Murphy                                    Director                           March 20, 1995



 /s/ ROBERT C. NOLAN
------------------------------
 Robert C. Nolan                                      Director                           March 20, 1995



 /s/ PAULA M. O'CONNOR
------------------------------
 Paula M. O'Connor                                    Director                           March 20, 1995



 /s/ KATHERINE P. OZMENT
------------------------------
 Katherine P. Ozment                                  Director                           March 20, 1995



 /s/ CAL PARTEE, JR.
------------------------------
 Cal Partee, Jr.                                      Director                           March 20, 1995

 /s/ W. C. PARTEE
------------------------------
 W. C. Partee                                       Director                             March 20, 1995




------------------------------
 Chesley Pruet                                      Director                             March 20, 1995



 /S/ JOHN D. TRIMBLE, JR.
------------------------------
 John D. Trimble, Jr.                               Director                             March 20, 1995




------------------------------
 Ralph C. Weiser                                    Director                             March 20, 1995




------------------------------
 David M. Yocum, Jr.                                Director                             March 20, 1995

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1994


                                 EXHIBIT INDEX


         EXHIBIT NUMBER                            DESCRIPTION
         --------------                            -----------
                  2                        Agreement and Plan of Reorganization dated July 28, 1994 between First United
                                           Bancshares, Inc. and FirstBank, Texarkana, Texas.

                  3(a)                     Restated Articles of Incorporation of First United Bancshares, Inc.

                  3(b)                     Restated Bylaws of First United Bancshares, Inc.

                  9                        Trust Agreement dated June 14, 1994, by and among Jackson T. Stephens, the W.
                                           R. Stephens Trust, the W. R. Stephens, Jr. Trust, W. R. Stephens, Jr., Warren
                                           A. Stephens, the Elizabeth Ann Stephens Campbell Trust, Stephens Group, Inc.
                                           and the Bank of New York, a Trustee (filed as Exhibit 9 to the Registration
                                           Statement of Form S-4 of the Company filed with the Securities and Exchange
                                           Commission on May 4, 1994) incorporated by reference herein.

                 10(a)                     Severance Agreement between First United Bancshares, Inc. and James V. Kelley
                                           (filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended
                                           December 31, 1992) incorporated by reference herein.

                 10(b)                     Shareholders Agreement dated December 17, 1993 by and among First United, W.
                                           R. Stephens, Jr., the W. R. Stephens Trust, W. R. Stephens, Jr. Trust, Jackson
                                           T. Stephens, Warren A. Stephens, Elizabeth Ann Stephens Trust and Stephens
                                           Group, Inc. (filed as Exhibit 10 to the Registration Statement on Form S-4
                                           filed with the Securities and Exchange Commission on May 4, 1994) incorporated by reference herein.

                 11                        Statement of Computation of Per Share Earnings (see page 24 of the
                                           Consolidated Financial Statements of First United Bancshares, Inc. contained in the 1994 Annual Report to Stockholders which is included herein as Exhibit
                                           13).

                 13                        First United Bancshares, Inc. 1994 Annual Report to Stockholders.

                 21                        Subsidiaries of First United Bancshares, Inc.

                 23(a)                     Consent of Arthur Andersen LLP.

                 23(b)                     Consent of Martin & Company.

                 24                        Power of Attorney (see signature page).

                 27                        Financial Data Schedule.