Form 10-Q
period 1995-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1995-05-12
CIK 355883

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

                                 March 31, 1995

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 1995 was 5,158,772.


================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1995




                                     INDEX


 PART I.             FINANCIAL INFORMATION:

 Item 1.             Consolidated Statements of Condition,
                     March 31, 1995 and December 31, 1994.        3

                     Consolidated Statements of Income for
                     the Three Months Ended March 31, 1995
                     and 1994.                                    4

                     Consolidated Statements of Cash Flow
                     for the Three Months Ended March 31,
                     1995 and 1994.                               5

                     Notes to Consolidated Financial
                     Statements.                                  6

 Item 2.             Management`s Discussion and Analysis of
                     Financial Condition and Results of
                     Operation.                                  7 - 13


 PART II.            OTHER INFORMATION

 Item 1.             Legal Proceedings                            N\A

 Item 2.             Change in Securities                         N\A

 Item 3.             Defaults Upon Senior Securities              N\A

 Item 4.             Submission of Matters to a Vote of
                     Security Holders                             N\A

 Item 5.             Other Information                            N\A

 Item 6.             Exhibits and Reports on Form 8-K              14

                     Signatures                                    15

Part I.                  FIRST UNITED BANCSHARES, INC.
Item 1               CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 March 31,           December 31,
                                                                                   1995                  1994
                                                                                   ----                  ----
 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .             $   45,662           $   49,419
                                                                                 ----------           ----------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
   Under Agreements to Resell  . . . . . . . . . . . . . . . . . . .                 28,376               17,490
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                 18,539                7,264
                                                                                 ----------           ----------
    Total Short-Term Investments . . . . . . . . . . . . . . . . . .                 46,915               24,754
                                                                                 ----------           ----------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                335,094              324,679
                                                                                 ----------           ----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                189,691              164,357
                                                                                 ----------           ----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                609,351              512,950
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                 (1,992)                (457)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                (11,396)              (9,667)
                                                                                 ----------           ----------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                595,963              502,826
                                                                                 ----------           ----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                 23,714               15,541
                                                                                 ----------           ----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,346                3,831
                                                                                 ----------           ----------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                    658                  520
                                                                                 ----------           ----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20,593               20,683
                                                                                 ----------           ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,269,636           $1,106,610
                                                                                 ==========           ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  180,610           $  155,413
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                372,920              330,506
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                547,641              467,985
                                                                                 ----------           ----------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              1,101,171              953,904
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                 23,220               22,480
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 17,752                7,892
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                  5,000                7,825
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                  6,107                5,000
                                                                                 ----------           ----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,153,250              997,101
                                                                                 ----------           ----------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1995
   and 1994; none outstanding  . . . . . . . . . . . . . . . . . . .                     -0-                  -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized;
   5,159 shares outstanding in 1995 and 1994)  . . . . . . . . . . .                  5,159                5,159
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13,552               13,551
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                102,301               99,612
 Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .                     -0-                  -0-
 Net Unrealized Loss on Securities Available-for- Sale . . . . . . .                 (4,626)              (8,813)
                                                                                 ----------           ----------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                116,386              109,509
                                                                                 ----------           ----------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .             $1,269,636           $1,106,610
                                                                                 ==========           ==========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                      Three Months Ended
                                                                          March 31,
                                                                  --------------------------
 (In thousands, except per share data)                              1995              1994
                                                                    ----              ----
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .              $12,566            $ 9,565
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .                6,997              6,567
   Nontaxable Securities . . . . . . . . . . . . . .                  986                950
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .                  292                240
 Interest on Deposits in Banks . . . . . . . . . . .                  211                193
                                                                   ------            -------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .               21,052             17,515
                                                                  -------            -------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .                8,903              6,756
 Interest on Federal Funds Purchased
   and Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . .                  305                240
 Interest on Notes Payable . . . . . . . . . . . . .                  289                121
                                                                  -------            -------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .                9,497              7,117
                                                                  -------            -------

     NET INTEREST INCOME . . . . . . . . . . . . . .               11,555             10,398
 Provision for Possible Loan Losses  . . . . . . . .                  (46)               (45)
                                                                  -------            -------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .               11,509             10,353
                                                                  -------            -------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .                  948                792
 Trust Department Income . . . . . . . . . . . . . .                  417                345
 Security Gains (Losses) . . . . . . . . . . . . . .                 (145)                 1
 Other Operating Income  . . . . . . . . . . . . . .                  685                573
                                                                  -------            -------
     TOTAL OTHER INCOME  . . . . . . . . . . . . . .                1,905              1,711
                                                                  -------            -------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .                3,104              2,708
 Pension and Other Employee Benefits . . . . . . . .                  892                770
 Net Occupancy Expense . . . . . . . . . . . . . . .                  678                568
 Equipment Expense . . . . . . . . . . . . . . . . .                  411                338
 Data Processing Expense . . . . . . . . . . . . . .                  397                359
 Other Operating Expenses  . . . . . . . . . . . . .                2,706              2,352
                                                                  -------            -------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .                8,188              7,095
                                                                  -------            -------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .                5,226              4,969
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .                1,557              1,477
                                                                  -------            -------
     NET INCOME  . . . . . . . . . . . . . . . . . .              $ 3,669            $ 3,492
                                                                  =======            =======

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .              $  0.71            $  0.68
                                                                  =======            =======

 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .              $  0.19            $  0.17

 AVERAGE SHARES ISSUED AND OUTSTANDING . . . . . . .                5,159              5,158
                                                                  =======            =======

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                      1995                  1994
                                                                                      ----                  ----
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  3,669              $  3,492
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                   402                   386
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   168                   110
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                    46                    45
    Provision for Deferred Taxes . . . . . . . . . . . . . . . . . . .                    -0-                   70
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   145                    (1)
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                  (440)                 (636)
    Decrease in Other Assets . . . . . . . . . . . . . . . . . . . . .                 1,766                 1,208
    Increase (Decrease) in Other Liabilities . . . . . . . . . . . . .                 2,107                  (632)
                                                                                    --------              --------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                 7,863                 4,042
                                                                                    --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment
  Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,921                28,921
  Proceeds from Maturities of Securities
  Available-for-Sale . . . . . . . . . . . . . . . . . . . . . . . . .                28,235                    -0-
  Proceeds from Sales of Securities Available-
  for-Sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                33,107                    -0-
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .               (24,794)              (34,589)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .               (37,094)                   -0-
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .                 3,547               (11,349)
  (Increase) Decrease in Other Short-Term
  Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (11,275)               (5,492)
  (Increase) Decrease in Loans . . . . . . . . . . . . . . . . . . . .                (2,345)                7,991
  Capital (Additions) Retirements, Net . . . . . . . . . . . . . . . .                (3,843)               (1,136)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .               (19,079)                   -0-
                                                                                    --------              --------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (26,620)              (15,654)
                                                                                    --------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-
  bearing Demand Deposits  . . . . . . . . . . . . . . . . . . . . . .                   189                14,102
  Increase (Decrease) in Time Deposits . . . . . . . . . . . . . . . .                10,791                (4,019)
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                 5,000                    -0-
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (980)                 (978)
                                                                                    --------              --------
 Net Cash Provided by Financing Activities . . . . . . . . . . . . . .                15,000                 9,105
                                                                                    --------              --------
 Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                (3,757)               (2,507)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                49,419                52,227
                                                                                    --------              --------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .              $ 45,662              $ 49,720
                                                                                    ========              ========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank and First Stuttgart Bank and Trust. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 1995 and the related consolidated statements of income for the three month period ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the three month period ended March 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

        On January 1, 1995, First United adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The statement addresses how creditors should establish allowances for loan losses on loans determined to be impaired. The effect of this statement on the consolidated financial statements was not material. There have been no other changes in the accounting policies of First United since the close of business on December 31, 1994, the date of the most recent annual report to shareholders.

3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 1995 are not necessarily indicative of the results for the entire year of 1995. This report should be read in conjunction with First United's 1994 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1994 to conform to the 1995 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       ACQUISITIONS

         On January 31, 1995, First United completed the acquisition of FirstBank located in Texarkana, Texas. Under the terms of the previously announced agreement, First United acquired all of the outstanding shares of FirstBank for approximately $25 million in cash. As of January 31, 1995, FirstBank had total assets of approximately $155 million. For the period February 1, 1995 through March 31, 1995, FirstBank had net interest income and net income of $1.35 million and $452 thousand, respectively. The transaction was accounted for as a purchase.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         No income taxes were paid during the three months ended March 31, 1995 or 1994. Interest paid on notes payable during the three months ended March 31, 1995 and 1994, amounted to $96,000 and $78,000 respectively.

         In connection with the January, 1995 Acquisition of FirstBank, First United acquired assets and assumed liabilities as follows:

(In thousands:)
Fair Value of Assets Acquired                    $154,815
Goodwill                                            7,683
Liabilities Assumed                               137,498
                                                 --------
Cost Paid                                          25,000
Cost Acquired                                      (5,921)
                                                 --------
Net Payment for Purchase                         $ 19,079
                                                 ========

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), the City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana") and First Stuttgart Bank and Trust Company ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1995 was $3.67 million, or $.71 per share compared with $3.49 million or $.68 per share during the same period in 1994. The annualized return on average assets from continuing operations for the three months ended March 31, 1995 and 1994 was 1.30% and 1.24% respectively, while the annualized return on average equity was 13.16% and 12.68% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the acquisition of Texarkana.


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

         On a tax equivalent basis, net interest income for the first three months of 1995 was $12.09 million compared with $10.91 million in the first three months of 1994. Net interest income also increased when compared with 1993. This increase in net interest income was the result of First United's acquisition of FirstBank. During the first quarter of 1995, FirstBank had net interest income of approximately $1.35 million. Also, during the first three months of 1995, First United experienced an increase in its net interest margin. The net interest margin through March 31, 1995, was 4.39% compared with 4.29% and 4.45% for the years ending December 31, 1994 and 1993, respectively. First United anticipates that margins for the remainder of 1995 will be lower than that of 1994. During 1993, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $11.1 million at March 31, 1995 and interest expense associated with this debt totaled $289 thousand during the first three months of 1995. First United will make a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                            March 31,                        December 31,
                                               1995                     1994             1993
                                          -------------             -----------------------------
 Yield on Earning asset                          7.71%                    7.18%            7.30%
 Break-even yield                                3.32%                    2.89%            2.85%

 Net interest margin                             4.39%                    4.29%            4.45%
 Net interest spread                             3.57%                    3.51%            3.85%



LOANS AND LEASES

         First United's gross loans and leases totaled $609.35 million at March 31, 1995 compared with $512.95 million at December 31, 1994. Although the Company experienced a modest increase in loans, overall loan demand continues to be weak. In light of the local economic outlook for the remainder of 1995, the Company does not anticipate a significant increase in loan demand. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                  March 31,                        December 31,
                                                    1995                     1994             1993
                                               -------------             -----------------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                           $1,365                   $  620           $1,840
   Real Estate                                       1,236                    1,427              713
   Consumer                                            107                       70               80
                                                    ------                   ------           ------
                                                    $2,708                   $2,117           $2,633
                                                    ------                   ------           ------

 Past due 90 days or more:
   Commercial                                       $  106                   $  197           $   64
   Real Estate                                         120                      151               51
   Consumer                                            100                      207              227
                                                    ------                   ------           ------
                                                    $  326                   $  555           $  342
                                                    ------                   ------           ------

 Renegotiated Commercial
  Loans:                                            $  808                   $  326           $  223
                                                    ------                   ------           ------

 Total non-performing Loans:                        $3,842                   $2,998           $3,198
 Other Real Estate, Net                                660                      520            1,039
                                                    ------                   ------           ------

 Total non-performing
  Assets:                                           $4,502                   $3,518           $4,237
                                                    ======                   ======           ======

 Non-Performing Loans as a %
  of Outstanding Loans                                .63%                     .58%             .64%
 Non-Performing Assets as a
  % of Equity Capital                                3.30%                    3.21%            3.92%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1995.

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

         During the first three months of 1995 First United made provisions for possible loan losses of $46 thousand compared with $45 thousand for the same period in 1994. Total non-performing loans increased $844 thousand from $3.0 million at December 31, 1994 to $3.84 million at March 31, 1995. Net charge-offs through March 31, 1995 totaled $93 thousand.

                                                            March 31,                 Year Ended December 31,
                                                              1995                     1994             1993
                                                          -------------             -----------------------------
 Allowance as a percentage of total
 loans and leases                                             1.88%                      1.88%             1.99%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 297% at March 31, 1995 compared with 322% at December 31, 1994.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                           March 31,                        December 31,
                                                              1995                     1994             1993
                                                         -------------             -----------------------------
 (In thousands)
 Commercial & Financial                                      $6,472                   $4,756           $5,313
 Real Estate                                                  1,051                      923            1,044
 Consumer                                                     1,598                    1,484            1,113
 Unallocated                                                  2,275                    2,504            2,502
                                                            -------                   ------            -----
   Total                                                    $11,396                   $9,667           $9,972
                                                            =======                   ======           ======


NON-INTEREST INCOME

         Management continues to emphasize that growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                                       Three Months Ended
                                                            March 31,                          Change
                                                       -------------------               -------------------
                                                        1995        1994                    $            %
                                                        ----        ----                   ---          ---
 (Dollars in Thousands)
 Service Charges on Deposit
 Accounts                                              $  948       $  792                $156           16%
 Trust Income                                             417          345                  72           17%
 Security Gains (Losses)                                 (145)           1                (146)          N/A
 Other Income                                             685          573                 112           16%
                                                       ------       ------                ----           ---
      Total Other Income                               $1,905       $1,711                $194           10%
                                                       ======       ======                ====           ===


Excluding security gains and losses, non-interest income increased approximately $340 thousand when comparing 1995 with 1994 results. This increase was primarily related to the acquisition of Texarkana. Excluding the operating results of Texarkana, non-interest income increased only $80 thousand during the first quarter when compared with the same quarter the previous year.

INVESTMENT SECURITIES

         During the first three months of 1995, First United had no security gains.

                                       March 31,                        December 31,
                                          1995                     1994             1993
                                     -------------             -----------------------------
 (In thousands)
 Market Value                            $189,093                 $156,850         $439,429
 Amortized Cost                           186,691                  164,357          429,931
                                         --------                 --------         --------
   Difference                            $ (3,598)                $ (7,507)          $9,498
                                         ========                 ========          =======


         At March 31, 1995, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                        March 31,                        December 31,
                                          1995                      1994             1993
                                      -------------             -----------------------------
 (In thousands)
 Market Value                            $335,094                 $324,679          $84,450
 Amortized Cost                           342,211                  337,970           83,468
                                         --------                 --------          -------
   Difference                            $ (7,117)                $(13,291)         $   982
                                         ========                 ========          =======


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                       Three Months Ended
                                                            March 31,                          Change
                                                       -------------------                -------------------
                                                         1995        1994                    $            %
                                                         ----        ----                   ---          ---
 (Dollars in Thousands)
 Salaries                                               $3,104      $2,708                $ 396          13%
 Pension and Employee Benefits                             892         770                  122          14%
 Net Occupancy Expense                                     678         568                  110          16%
 Equipment Expense                                         411         338                   73          18%
 Data Processing Expense                                   397         359                   38          10%
 Other Operating Expense                                 2,706       2,352                  354          13%
                                                        ------      ------                -----          ---
      Total Non-Interest Expense                        $8,188      $7,095                1,093          13%
                                                        ======      ======                =====          ===


         Pension and employee benefits increased approximately 14% during the first three months of 1995 when compared with the same period in 1994 primarily as a result of the addition of a 401(k) Benefit Plan established in April of 1994 as well as the addition of Texarkana which accounted for $72 thousand of the increase. The $8.19 million in total non-interest expense included approximately $855 thousand of non-interest expense at Texarkana.

INCOME TAXES

         The effective tax rate of First United for the three month period ended March 31, 1995 was 29.8% compared to 29.1% for the same period in 1994. The increase in the 1995 effective tax rate from 1994 was due to an increase in the proportion of nontaxable income to total income.

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

         First United's equity capital totaled $116.39 million at March 31, 1995, compared to the December 31, 1994 level of $109.51 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months except for the June 14, 1994 acquisition of InvestArk Bankshares, Inc.

         The table presented below is a comparison of capital ratios:

                                                           March 31,                        December 31,
                                                              1995                     1994             1993
                                                         -------------             -----------------------------
 Equity Capital to Total Assets                               9.48%                   10.69%            9.72%
 Primary Capital to Total Assets                             10.28%                   11.46%           10.53%

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                                March 31,           Regulatory
                                                                  1995             Requirements
                                                                  ----             ------------
 Total Capital/Total Assets                                        10.28%                 6.00%

 Primary Capital/Total Assets                                      10.28%                 5.50%

 Total Risk Based Capital                                          16.69%                 8.00%

 Tier 1 Capital                                                    15.44%                 4.00%

 Leverage Ratio                                                     8.67%                 3.00%


Note: Unrealized losses on securities available-for-sale have been excluded when computing capital ratios.


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

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1995:

                                                           March 31,                        Year Ended,
                                                             1995                     1994             1993
                                                         -------------             -----------------------------
 Dividend payout ratio                                       26.71%                   27.53%           23.62%

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable


Item 2.  CHANGES IN SECURITIES

         Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


Item 5.  OTHER MATTERS

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report or are incorporated by reference to previously filed material.

                 Exhibit No.                  Description of Exhibit
                 -----------                  ----------------------
                        2                     Agreement and Plan of Reorganization dated July 28, 1994
                                              between First United Bancshares, Inc. and FirstBank,
                                              Texarkana, Texas (previously filed as Exhibit 2 to First
                                              United's Annual Report on Form 10-K for the fiscal year
                                              December 31, 1994) incorporated by reference herein.

                       27                     Financial Data Schedule


         Reports on Form 8-K

         On February 8, 1995, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding First United's January 31, 1995 acquisition of all of the issued and outstanding shares of common stock in FirstBank, Texarkana, Texas ("FirstBank") pursuant to an Agreement and Plan of Reorganization, dated July 28, 1994, whereby First United paid to the stockholders of FirstBank an aggregate purchase price of $25,000,000, less $200,000 which was escrowed pending resolution of certain litigation. On April 14, 1995, First United filed its Form 8-K/A which amended the prior filing to add the financial statements of FirstBank and the pro forma financial information required pursuant to Article 11 of Regulation S-X. The amendment was filed in accordance with Item 7(a)(4) and (b)(2) of Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FIRST UNITED BANCSHARES, INC.


                                         BY /s/ James V. Kelley
                                            -----------------------------------
                                               James V. Kelley

                                               Chairman, President and Chief
                                               Executive Officer



                                         BY /s/ John E. Burns
                                            -----------------------------------
                                               John  E. Burns

                                               Chief Financial Officer and
                                               Principal Accounting Officer





Date:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit No.                Description of Exhibit
- -----------                ----------------------
     2                     Agreement and Plan of Reorganization dated July 28, 1994
                           between First United Bancshares, Inc. and FirstBank,
                           Texarkana, Texas (previously filed as Exhibit 2 to First
                           United's Annual Report on Form 10-K for the fiscal year
                           December 31, 1994) incorporated by reference herein.

    27                     Financial Data Schedule