Form 10-Q
period 1995-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1995-08-11
CIK 355883

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

                                 June 30, 1995

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

                       Yes     X                No
                           --------                --------
The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1995 was 5,158,772.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1995




                                     INDEX


 PART I.             FINANCIAL INFORMATION:

 Item 1.             Consolidated Statements of Condition,
                     June 30, 1995 and December 31, 1994.         3

                     Consolidated Statements of Income for
                     the Three and Six Months Ended June 30,
                     1995 and 1994.                               4

                     Consolidated Statements of Cash Flow
                     for the Six Months Ended June 30, 1995
                     and 1994.                                    5

                     Notes to Consolidated Financial
                     Statements.                                  6

 Item 2.             Management`s Discussion and Analysis of
                     Financial Condition and Results of
                     Operation.                                  7 - 13

 PART II.            OTHER INFORMATION

 Item 1.             Legal Proceedings                            N\A

 Item 2.             Change in Securities                         N\A

 Item 3.             Defaults Upon Senior Securities              N\A

 Item 4.             Submission of Matters to a Vote of
                     Security Holders                              14

 Item 5.             Other Information                            N\A

 Item 6.             Exhibits and Reports on Form 8-K              14

                     Signatures                                    15


Part I.                                       FIRST UNITED BANCSHARES, INC.
Item 1                                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                   June 30,          December 31,
                                                                                    1995                1994
                                                                                 ------------       --------------

 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .             $   46,159           $   49,419
                                                                                 ----------           ----------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
     Under Agreements to Resell  . . . . . . . . . . . . . . . . . .                 26,406               17,490
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                 14,599                7,264
                                                                                 ----------           ----------
    Total Short-Term Investments . . . . . . . . . . . . . . . . . .                 41,005               24,754
                                                                                 ----------           ----------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                350,926              324,679
                                                                                 ----------           ----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                197,281              164,357
                                                                                 ----------           ----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                620,015              512,950
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                 (2,027)                (457)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                (11,324)              (9,667)
                                                                                 ----------           ----------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                606,664              502,826
                                                                                 ----------           ----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                 24,540               15,541
                                                                                 ----------           ----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,105                3,831
                                                                                 ----------           ----------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                    692                  520
                                                                                 ----------           ----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 19,850               20,683
                                                                                 ----------           ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,298,222           $1,106,610
                                                                                 ==========           ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  190,745           $  155,413
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                363,885              330,506
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                558,014              467,985
                                                                                 ----------           ----------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              1,112,644              953,904
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                 30,535               22,480
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 20,533                7,892
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                  6,107                7,825
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                  5,000                5,000
                                                                                 ----------           ----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,174,819              997,101
                                                                                 ----------           ----------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1995
   and 1994; none outstanding) . . . . . . . . . . . . . . . . . . .                    -0-                  -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized; 5,159
 shares outstanding in 1995 and 5,158 shares outstanding in 1994)  .                  5,159                5,159
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13,552               13,551
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                104,979               99,612
 Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .                    -0-                  -0-
 Net Unrealized Losses on Securities Available-for- Sale . . . . . .                   (287)              (8,813)
                                                                                 ----------           ----------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                123,403              109,509
                                                                                 ----------           ----------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .             $1,298,222           $1,106,610
                                                                                 ==========           ==========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                       ----------------------------------------------------------
 (In thousands, except share data)                          1995           1994          1995        1994
                                                            ----           ----          ----        ----
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .      $ 14,000       $ 9,966      $ 26,566     $  19,531
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .         7,376         6,738        14,373        13,305
   Nontaxable Securities . . . . . . . . . . . . . .         1,005         1,030         1,991         1,980
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .           395           196           687           436
 Interest on Deposits in Banks . . . . . . . . . . .           172           150           383           343
                                                          --------       -------      --------     ---------
     TOTAL INTEREST INCOME . . . . . . . . . . . . .        22,948        18,080        44,000        35,595
                                                          --------       -------      --------     ---------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .        10,075         6,858        18,978        13,614
 Interest on Federal Funds Purchased
   and Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . .           425           251           730           491
 Interest on Notes Payable . . . . . . . . . . . . .           292           149           581           270
                                                          --------       -------      --------     ---------
     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .        10,792         7,258        20,289        14,375
                                                          --------       -------      --------     ---------
     NET INTEREST INCOME . . . . . . . . . . . . . .        12,156        10,822        23,711        21,220
 Provision for Possible Loan Losses  . . . . . . . .            61           199           107           244
                                                          --------       -------      --------     ---------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .        12,095        10,623        23,604        20,976
                                                          --------       -------      --------     ---------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .         1,058           800         2,006         1,592
 Trust Department Income . . . . . . . . . . . . . .           456           321           873           666
 Security Gains (Losses) . . . . . . . . . . . . . .            (2)           (1)         (147)          -0-
 Other Operating Income  . . . . . . . . . . . . . .           645           462         1,330         1,035
                                                          --------       -------      --------     ---------
     TOTAL OTHER INCOME  . . . . . . . . . . . . . .         2,157         1,582         4,062         3,293
                                                          --------       -------      --------     ---------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .         3,348         2,796         6,452         5,504
 Pension and Other Employee Benefits . . . . . . . .         1,028           845         1,920         1,615
 Net Occupancy Expense . . . . . . . . . . . . . . .           744           520         1,422         1,088
 Equipment Expense . . . . . . . . . . . . . . . . .           459           350           870           688
 Data Processing Expense . . . . . . . . . . . . . .           415           366           812           725
 Other Operating Expenses  . . . . . . . . . . . . .         2,702         2,142         5,408         4,494
                                                          --------       -------      --------     ---------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .         8,696         7,019        16,884        14,114
                                                          --------       -------      --------     ---------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .         5,556         5,186        10,782        10,155
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .         1,742         1,575         3,299         3,052
                                                          --------       -------      --------     ---------
     NET INCOME  . . . . . . . . . . . . . . . . . .      $  3,814       $ 3,611      $  7,483     $   7,103
                                                          ========       =======      ========     =========

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .      $   0.74       $  0.70      $   1.45     $    1.38
                                                          ========       =======      ========     =========

 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .      $   0.22       $  0.19      $   0.41     $    0.36
                                                          ========       =======      ========     =========

 AVERAGE SHARES ISSUED AND OUTSTANDING . . . . . . .         5,159         5,158         5,159         5,158
                                                          ========       =======      ========     =========


                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                      1995                  1994
                                                                                      ----                  ----
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  7,483              $  7,103
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                   820                   771
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   409                   220
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                   107                   244
    Provision for Deferred Taxes . . . . . . . . . . . . . . . . . . .                   -0-                   141
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   147                   -0-
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                  (876)               (1,271)
    (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . .                 2,475                (1,208)
    Increase (Decrease) in Other Liabilities . . . . . . . . . . . . .                 4,888                 4,356
                                                                                    --------              --------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                15,453                10,356
                                                                                    --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities  . . . . . . . . .                15,020                74,307
  Proceeds from Maturities of Securities Available-for-Sale  . . . . .                34,222                   -0-
  Proceeds from Sales of Securities Available-for-Sale . . . . . . . .                36,833                   -0-
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .               (26,665)              (88,870)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .               (71,685)                  -0-
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .                12,832                 6,339
  (Increase) Decrease in Other Short-Term Investments  . . . . . . . .                (7,335)                 (146)
  (Increase) Decrease in Loans . . . . . . . . . . . . . . . . . . . .               (13,107)               (4,469)
  Capital (Additions) Retirements, Net . . . . . . . . . . . . . . . .                (5,087)               (1,209)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .               (19,079)                  -0-
                                                                                    --------              --------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (44,051)              (14,048)
                                                                                    --------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits . .                 1,289                 3,724
  Increase (Decrease) in Time Deposits . . . . . . . . . . . . . . . .                21,164                (9,133)
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                 5,000                   -0-
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,115)               (1,956)
                                                                                    --------              --------
 Net Cash Provided by (Used in) Financing Activities . . . . . . . . .                25,338                (7,365)
                                                                                    --------              ---------
 Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                (3,260)              (11,057)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                49,419                49,827
                                                                                    --------              --------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .              $ 46,159              $ 38,770
                                                                                    ========              ========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank and First Stuttgart Bank and Trust Company. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of June 30, 1995 and the related consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six month period ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         On January 1, 1995, First United adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". The statement addresses how creditors should establish allowances for loan losses on loans determined to be impaired. The effect of this statement on the consolidated financial statements was not material. There have been no other changes in the accounting policies of First United since the close of business on December 31, 1994, the date of the most recent annual report to shareholders.

         In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. First United is currently evaluating the impact that adoption of these statements will have on its financial condition and results of operations.

3.       RESULTS OF OPERATIONS

         The results for the six month period ended June 30, 1995 are not necessarily indicative of the results for the entire year of 1995. This report should be read in conjunction with First United's 1994 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1994 to conform to the 1995 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       ACQUISITIONS

         On January 31, 1995, First United completed the acquisition of FirstBank located in Texarkana, Texas. Under the terms of the previously announced agreement, First United acquired all of the outstanding shares of FirstBank for approximately $25 million in cash. As of January 31, 1995, FirstBank had total assets of approximately $155 million. For the period February 1, 1995 through June 30, 1995, FirstBank had net interest income and net income of $3.40 million and $1.15 million, respectively. The transaction was accounted for as a purchase.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Income taxes paid during the six months ended June 30, 1995 and 1994 totaled $2.66 million and $1.33 million, respectively. Interest paid on notes payable during the six months ended June 30, 1995 and 1994 amounted to $368 thousand and $239 thousand, respectively.

         In connection with the January, 1995 acquisition of FirstBank, First United acquired assets and assumed liabilities as follows:

(In thousands:)
Fair Value of Assets Acquired                      $154,815
Goodwill                                              7,683
Liabilities Assumed                                (137,498)
                                                   --------
Cost Paid                                            25,000
Cash Acquired                                        (5,921)
                                                   --------
Net Payment for Purchase                           $ 19,079
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

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1995 was $3.81 million, or $.74 per share compared with $3.61 million or $.70 per share during the same period in 1994. Net income for the six months ended June 30, 1995 was $7.48 million or $1.45 per share compared with $7.10 million or $1.38 per share for the same period in 1994. The annualized return on average assets from continuing operations for the six months ended June 30, 1995 and 1994 was 1.25% and 1.30% respectively, while the annualized return on average equity was 12.95% and 13.03% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the acquisition of Texarkana.


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

         On a tax equivalent basis, net interest income for the first six months of 1995 was $24.78 million compared with $22.29 million in the first six months of 1994. Net interest income also increased when compared with 1993. This increase in net interest income was the result of First United's acquisition of Texarkana. During the first six months of 1995, Texarkana had net interest income of approximately $3.40 million. Also, during the first six months of 1995, First United experienced an increase in its net interest margin. The net interest margin through June 30, 1995 was 4.40% compared with 4.29% and 4.45% for the years ending December 31, 1994 and 1993, respectively. Due primarily to competitive pressures, First United anticipates that margins for the remainder of 1995 will be lower than that of 1994. During 1993, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $11.1 million at June 30, 1995 and interest expense associated with this debt totaled $581 thousand during the first six months of 1995. First United will make a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                           June 30,                        December 31,
                                             1995                     1994             1993
                                       ----------------           ------------------------------
 Yield on Earning asset                     7.82%                     7.18%            7.30%
 Break-even yield                           3.42%                     2.89%            2.85%
 Net interest margin                        4.40%                     4.29%            4.45%
 Net interest spread                        3.53%                     3.51%            3.85%



LOANS AND LEASES

         First United's gross loans and leases totaled $620.02 million at June 30, 1995 compared with $512.95 million at December 31, 1994. Although the Company experienced a modest increase in loans, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1995, the Company does not anticipate a significant further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                  June 30,                        December 31,
                                                    1995                     1994             1993
                                             -----------------          -------------------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                           $2,226                   $  620           $1,840
   Real Estate                                       1,216                    1,427              713
   Consumer                                            174                       70               80
                                                    ------                   ------           ------
                                                    $3,616                   $2,117           $2,633
                                                    ------                   ------           ------
 Past due 90 days or more:
   Commercial                                       $  326                   $  197           $   64
   Real Estate                                         438                      151               51
   Consumer                                            261                      207              227
                                                    ------                   ------           ------
                                                    $1,025                   $  555           $  342
                                                    ------                   ------           ------
 Renegotiated Commercial
  Loans:                                            $  897                   $  326           $  223
                                                    ------                   ------           ------
 Total non-performing Loans:                        $5,538                   $2,998           $3,198
 Other Real Estate, Net                                692                      520            1,039
                                                    ------                   ------           ------
 Total non-performing
  Assets:                                           $6,230                   $3,518           $4,237
                                                    ======                   ======           ======
 Non-Performing Loans as a %
  of Outstanding Loans                                .90%                     .58%             .64%
 Non-Performing Assets as a
  % of Equity Capital                                5.04%                    3.21%            3.92%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1995.

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

         During the first six months of 1995 First United made provisions for possible loan losses of $107 thousand compared with $244 thousand for the same period in 1994. Total non-performing loans increased $2.5 million from $3.0 million at December 31, 1994 to $5.5 million at June 30, 1995. Net charge-offs through June 30, 1995 totaled $81 thousand.

                                                        June 30,                    Year Ended December 31,
                                                          1995                      1994              1993
                                                    ----------------            ------------------------------
 Allowance as a percentage of total
 loans and leases                                        1.83%                     1.88%              1.99%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 204% at June 30, 1995 compared with 322% at December 31, 1994.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                           June 30,                        December 31,
                                                             1995                     1994             1993
 (In thousands)                                       -----------------          --------------------------------
 Commercial & Financial                                     $ 5,271                   $4,756           $5,313
 Real Estate                                                  1,178                      923            1,044
 Consumer                                                     2,088                    1,484            1,113
 Unallocated                                                  2,787                    2,504            2,502
                                                            -------                   ------            -----
   Total                                                    $11,324                   $9,667           $9,972
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

         The table represented below is a comparison of the dollar and percentage change for each component of non- interest income:


                                                       Six Months Ended
                                                            June 30,                           Change
                                                   ------------------------          --------------------------
                                                       1995        1994                    $             %
                                                       ----        ----                   ---           ---
 (Dollars in Thousands)
 Service Charges on Deposit
 Accounts                                              $2,006       $1,592                $414           26%
 Trust Income                                             873          666                 207           31%
 Security Gains (Losses)                                 (147)           0                (147)          N/A
 Other Income                                           1,330        1,035                 295           29%
                                                       ------       ------                ----           ---
      Total Other Income                               $4,062       $3,293                $769           23%
                                                       ======       ======                ====           ===


Excluding security gains and losses, non-interest income increased approximately $916 thousand when comparing 1995 with 1994 results. This increase was primarily related to the acquisition of Texarkana. Excluding the operating results of Texarkana, non-interest income increased only $117 thousand during the first six months when compared with the same six months the previous year.

INVESTMENT SECURITIES

         During the first six months of 1995, First United had no security gains.

                                       June 30,                         December 31,
                                         1995                      1994             1993
                                 ---------------------       ---------------------------------
 (In thousands)
 Market Value                            $197,510                 $156,850         $439,429
 Amortized Cost                           197,281                  164,357          429,931
                                         --------                 --------         --------
   Difference                            $    229                 $ (7,507)        $  9,498
                                         ========                 ========         ========


         At June 30, 1995, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.

SECURITIES AVAILABLE FOR SALE

                                       June 30,                         December 31,
                                         1995                       1994             1993
                                  -------------------           ----------------------------
 (In thousands)
 Market Value                            $350,926                 $324,679          $84,450
 Amortized Cost                           351,367                  337,970           83,468
                                         --------                 --------          -------
   Difference                            $   (441)                $(13,291)         $   982
                                         ========                 ========          =======


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                       Six Months Ended
                                                           June 30,                            Change
                                                  ---------------------------        --------------------------
                                                        1995        1994                    $            %
                                                        ----        ----                   ---          ---
 (Dollars in Thousands)
 Salaries                                              $ 6,452     $ 5,504               $  948          17%
 Pension and Employee Benefits                           1,920       1,615                  305          19%
 Net Occupancy Expense                                   1,422       1,088                  334          31%
 Equipment Expense                                         870         688                  182          26%
 Data Processing Expense                                   812         725                   87          12%
 Other Operating Expense                                 5,408       4,494                  914          20%
                                                       -------     -------               ------          ---
      Total Non-Interest Expense                       $16,884     $14,114                2,770          20%
                                                       =======     =======               ======          ===


         Pension and employee benefits increased approximately 19% during the first six months of 1995 when compared with the same period in 1994 primarily as a result of the addition of a 401(k) Benefit Plan established in April of 1994 as well as the addition of Texarkana which accounted for $179 thousand of the increase. The $16.88 million in total non- interest expense included approximately $2.16 million of non-interest expense at Texarkana.

INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 1995 was 31% compared to 30% for the same period in 1994. The increase in the 1995 effective tax rate from 1994 was due to an increase in the proportion of nontaxable income to total income.

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

         First United's equity capital totaled $123.40 million at June 30, 1995, compared to the December 31, 1994 level of $109.51 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                                        June 30,                       December 31,
                                                          1995                     1994             1993
                                                  -----------------          --------------------------------
 Equity Capital to Total Assets                          9.53%                    10.69%            9.72%
 Primary Capital to Total Assets                        10.31%                    11.46%           10.53%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                                   June 30,             Regulatory
                                                                    1995               Requirements
                                                                    ----               ------------
 Total Capital/Total Assets                                         10.31%                 6.00%
 Primary Capital/Total Assets                                       10.31%                 5.50%
 Total Risk Based Capital                                           16.80%                 8.00%
 Tier 1 Capital                                                     15.55%                 4.00%
 Leverage Ratio                                                      8.75%                 3.00%


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

         On May 24, 1994 the Board of Directors of First United increased the annual cash dividend approximately 16%. The current annual dividend rate is $.88 per share compared with $.76 per share prior to the increase.

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1995:

                                                        June 30,                        Year Ended,
                                                          1995                     1994             1993
                                                   ----------------          ---------------------------------
 Dividend payout ratio                                  28.27%                    27.53%           23.62%

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable


Item 2.  CHANGES IN SECURITIES

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 1995, First United held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders. Of the total shares voted at the meeting; 4,085,862 were voted in favor of the nominated directors, no votes were cast against, and 15,813 abstained from voting; 4,087,012 were voted in favor of ratification of Arthur Andersen LLP, 770 against, and 15,813 abstained from voting.


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

                          27                                  Financial Data Schedule


         Reports on Form 8-K

         On February 8, 1995, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding First United's January 31, 1995 acquisition of all of the issued and outstanding shares of common stock in FirstBank, Texarkana, Texas ("Texarkana") pursuant to an Agreement and Plan of Reorganization, dated July 28, 1994, whereby First United paid to the stockholders of Texarkana an aggregate purchase price of $25,000,000, less $200,000 which was escrowed pending resolution of certain litigation. On April 14, 1995, First United filed its Form 8-K/A which amended the prior filing to add the financial statements of Texarkana and the pro forma financial information required pursuant to Article 11 of Regulation S-X. The amendment was filed in accordance with Item 7(a)(4) and (b)(2) of Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   FIRST UNITED BANCSHARES, INC.


                                   BY /s/ James V. Kelley
                                      -------------------------------------
                                      James V. Kelley
                                      Chairman, President and  Chief
                                      Executive Officer



                                   BY /s/ John E. Burns
                                      -------------------------------------
                                      John  E. Burns
                                      Chief Financial Officer and Principal
                                      Accounting  Officer



Date: August 11, 1995