Form 10-Q
period 1995-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1995-11-14
CIK 355883

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

                             September 30, 1995

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1995 was 5,158,772.

================================================================================

                        FIRST UNITED BANCSHARES, INC.
                                  FORM 10-Q
                             SEPTEMBER 30, 1995




                                    INDEX


PART I.       FINANCIAL INFORMATION:

Item 1.       Consolidated Statements of Condition, September 30,
              1995 and December 31, 1994.                                   3

              Consolidated Statements of Income for the Three and
              Nine Months Ended September 30, 1995 and 1994.                4

              Consolidated Statements of Cash Flow for the Nine
              Months Ended September 30, 1995 and 1994.                     5

              Notes to Consolidated Financial Statements.                   6

Item 2.       Management`s Discussion and Analysis of Financial
              Condition and Results of Operation.                         7 - 13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            N/A

Item 2.       Change in Securities                                         N/A

Item 3.       Defaults Upon Senior Securities                              N/A

Item 4.       Submission of Matters to a Vote of Security Holders          N/A

Item 5.       Other Information                                            N/A

Item 6.       Exhibits and Reports on Form 8-K                             14

              Signatures                                                   15

Part I.                 FIRST UNITED BANCSHARES, INC.
Item 1               CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 September 30,       December 31,
                                                                                     1995                1994
                                                                                 -------------       ------------
 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .             $    45,795          $   49,419
                                                                                 -----------          ----------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
     Under Agreements to Resell  . . . . . . . . . . . . . . . . . .                  28,122              17,490
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                  19,447               7,264
                                                                                 -----------          ----------
     Total Short-Term Investments  . . . . . . . . . . . . . . . . .                  47,569              24,754
                                                                                 -----------          ----------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                 343,157             324,679
                                                                                 -----------          ----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                 197,662             164,357
                                                                                 -----------          ----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 634,143             512,950
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                  (2,001)               (457)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                 (11,079)             (9,667)
                                                                                 -----------          ----------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 621,063             502,826
                                                                                 -----------          ----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                  25,270              15,541
                                                                                 -----------          ----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  10,801               3,831
                                                                                 -----------          ----------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                     639                 520
                                                                                 -----------          ----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  22,319              20,683
                                                                                 -----------          ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,314,275          $1,106,610
                                                                                 ===========          ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   194,038          $  155,413
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                 347,770             330,506
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 578,865             467,985
                                                                                 -----------          ----------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .               1,120,673             953,904
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                  39,009              22,480
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                  16,778               7,892
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                   6,107               7,825
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                   5,000               5,000
                                                                                 -----------          ----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .               1,187,567             997,101
                                                                                 -----------          ----------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1995
   and 1994; none outstanding) . . . . . . . . . . . . . . . . . . .                     -0-                 -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized; 5,159
 shares outstanding in 1995 and 1994)  . . . . . . . . . . . . . . .                   5,159               5,159
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  13,552              13,551
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                 107,733              99,612
 Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .                     -0-                 -0-
 Net Unrealized Gains (Losses) on Securities Available-for- Sale . .                     264              (8,813)
                                                                                 -----------          ----------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                 126,708             109,509
                                                                                 -----------          ----------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .             $ 1,314,275          $1,106,610
                                                                                 ===========          ==========


                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                            Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                       -------------------------------------------------------
 (In thousands, except share data)                          1995          1994          1995         1994
                                                          --------      --------      --------    ---------
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .      $ 14,693      $ 10,405      $ 41,259     $ 29,936
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .         7,418         6,804        21,791       20,109
   Nontaxable Securities . . . . . . . . . . . . . .           991           857         2,982        2,837
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .           372           234         1,059          670
 Interest on Deposits in Banks . . . . . . . . . . .           126            77           509          420
                                                          --------      --------      --------    ---------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .        23,600        18,377        67,600       53,972
                                                          --------      --------      --------    ---------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .        10,482         7,202        29,460       20,816
 Interest on Federal Funds Purchased
   and Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . .           514           302         1,244          793
 Interest on Notes Payable . . . . . . . . . . . . .           292           202           873          472
                                                          --------      --------      --------    ---------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .        11,288         7,706        31,577       22,081
                                                          --------      --------      --------    ---------

     NET INTEREST INCOME . . . . . . . . . . . . . .        12,312        10,671        36,023       31,891
 Provision for Possible Loan Losses  . . . . . . . .           300            45           407          289
                                                          --------      --------      --------    ---------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .        12,012        10,626        35,616       31,602
                                                          --------      --------      --------    ---------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .         1,098           800         3,104        2,392
 Trust Department Income . . . . . . . . . . . . . .           441           343         1,314        1,009
 Security Gains (Losses) . . . . . . . . . . . . . .             6            (1)         (141)          (1)
 Other Operating Income  . . . . . . . . . . . . . .           628           668         1,958        1,703
                                                          --------      --------      --------    ---------

     TOTAL OTHER INCOME  . . . . . . . . . . . . . .         2,173         1,810         6,235        5,103
                                                          --------      --------      --------    ---------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .         3,372         2,797         9,824        8,301
 Pension and Other Employee Benefits . . . . . . . .         1,010           864         2,930        2,479
 Net Occupancy Expense . . . . . . . . . . . . . . .           840           784         2,262        1,872
 Equipment Expense . . . . . . . . . . . . . . . . .           421           310         1,291          998
 Data Processing Expense . . . . . . . . . . . . . .           411           359         1,223        1,084
 Other Operating Expenses  . . . . . . . . . . . . .         2,380         2,165         7,788        6,659
                                                          --------      --------      --------    ---------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .         8,434         7,279        25,318       21,393
                                                          --------      --------      --------    ---------

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .         5,751         5,157        16,533       15,312
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .         1,804         1,583         5,103        4,635
                                                          --------      --------      --------    ---------
     NET INCOME  . . . . . . . . . . . . . . . . . .      $  3,947      $  3,574      $ 11,430    $  10,677
                                                          ========      ========      ========    =========

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .      $   0.77      $   0.69      $   2.22    $    2.07
                                                          ========      ========      ========    =========

 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .      $   0.22      $   0.19      $   0.63    $    0.54
                                                          ========      ========      ========    =========

 AVERAGE SHARES ISSUED AND
 OUTSTANDING . . . . . . . . . . . . . . . . . . . .         5,159         5,159         5,159        5,159
                                                          ========      ========      ========    =========

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      1995                  1994
                                                                                    --------              --------
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 11,430              $ 10,677
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,539                 1,540
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   713                   318
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                   407                   289
    Provision for Deferred Taxes . . . . . . . . . . . . . . . . . . .                   -0-                   293
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   141                   -0-
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                (1,289)               (2,484)
    (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . .                 2,389                (3,386)
    Increase (Decrease) in Other Liabilities . . . . . . . . . . . . .                12,149                 2,921
                                                                                    --------              --------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                27,479                10,168
                                                                                    --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities  . . . . . . . . .                20,962               111,461
  Proceeds from Maturities of Securities Available-for-Sale  . . . . .                54,328                   -0-
  Proceeds from Sales of Securities Available-for-Sale . . . . . . . .                41,734                   -0-
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .               (31,922)             (103,992)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .               (89,077)                  -0-
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .                12,962                 6,232
  (Increase) Decrease in Other Short-Term Investments  . . . . . . . .               (12,183)              (10,981)
  (Increase) Decrease in Loans . . . . . . . . . . . . . . . . . . . .               (27,806)               (9,592)
  Capital (Additions) Retirements, Net . . . . . . . . . . . . . . . .                (6,536)               (2,106)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .               (19,079)                  -0-
                                                                                    --------              --------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (56,617)               (8,978)
                                                                                    --------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits . .               (11,533)                3,714
  Increase (Decrease) in Time Deposits . . . . . . . . . . . . . . . .                42,015                (9,158)
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                (1,718)               (1,616)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                (3,250)               (2,884)
                                                                                    --------              --------
 Net Cash Provided by (Used in) Financing Activities . . . . . . . . .                25,514                (9,944)
                                                                                    --------              --------
 Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                (3,624)               (8,754)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                49,419                52,227
                                                                                    --------              --------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .              $ 45,795              $ 43,473
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

         The consolidated statements of condition as of September 30, 1995 and the related consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine month period ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

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

3.       RESULTS OF OPERATIONS

         The results for the nine month period ended September 30, 1995 are not necessarily indicative of the results for the entire year of 1995. This report should be read in conjunction with First United's 1994 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1994 to conform to the 1995 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       ACQUISITIONS

         On January 31, 1995, First United completed the acquisition of FirstBank located in Texarkana, Texas. Under the terms of the previously announced agreement, First United acquired all of the outstanding shares of FirstBank for approximately $25 million in cash. As of January 31, 1995, FirstBank had total assets of approximately $155 million. For the period February 1, 1995 through September 30, 1995, FirstBank had net interest income and net income of $5.59 million and $1.81 million, respectively. The transaction was accounted for as a purchase.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Income taxes paid during the nine months ended September 30, 1995 and 1994 totaled $4.19 million and $3.51 million, respectively. Interest paid on notes payable during the nine months ended September 30, 1995 and 1994 amounted to $502 thousand and $316 thousand, respectively.

         In connection with the January, 1995 acquisition of FirstBank, First United acquired assets and assumed liabilities as follows:

(In thousands:)
Fair Value of Assets Acquired                                         $ 154,815
Goodwill                                                                  7,683
Liabilities Assumed                                                    (137,498)
                                                                      ---------

Cost Paid                                                                25,000
Cash Acquired                                                            (5,921)
                                                                      ---------

Net Payment for Purchase                                              $  19,079
                                                                      =========

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

RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1995 was $3.95 million, or $.77 per share compared with $3.57 million or $.69 per share during the same period in 1994. Net income for the nine months ended September 30, 1995 was $11.43 million or $2.22 per share compared with $10.67 million or $2.07 per share for the same period in 1994. The annualized return on average assets from continuing operations for the nine months ended September 30, 1995 and 1994 was 1.24% and 1.27% respectively, while the annualized return on average equity was 12.79% and 12.69% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the acquisition of Texarkana.

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

         On a tax equivalent basis, net interest income for the first nine months of 1995 was $37.63 million compared with $33.42 million in the first nine months of 1994. Net interest income also increased when compared with 1994. This increase in net interest income was the result of First United's acquisition of Texarkana. During the first nine months of 1995, Texarkana had net interest income of approximately $5.59 million. Also, during the first nine months of 1995, First United experienced an increase in its net interest margin. The net interest margin through September 30, 1995 was 4.34% compared with 4.29% for the year ended December 31, 1994. Due primarily to competitive pressures, First United anticipates that margins for the remainder of 1995 will be lower than that of 1994. During 1993, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $11.1 million at September 30, 1995 and interest expense associated with this debt totaled $873 thousand during the first nine months of 1995. First United made a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                   September 30,                    December 31,
                                       1995                    1994             1993
                                 ------------------          -------------------------
 Yield on Earning asset               7.87%                    7.18%            7.30%
 Break-even yield                     3.53%                    2.89%            2.85%

 Net interest margin                  4.34%                    4.29%            4.45%
 Net interest spread                  3.46%                    3.51%            3.85%



LOANS AND LEASES

         First United's gross loans and leases totaled $634.14 million at September 30, 1995 compared with $512.95 million at December 31, 1994. Although the Company experienced a modest increase in loans, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1995, the Company does not anticipate a significant further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                September 30,                    December 31,
                                                    1995                     1994             1993
                                               ---------------              ------------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                           $2,098                   $  620           $1,840
   Real Estate                                       1,021                    1,427              713
   Consumer                                            182                       70               80
                                                    ------                   ------           ------
                                                    $3,301                   $2,117           $2,633
                                                    ------                   ------           ------

 Past due 90 days or more:
   Commercial                                       $  181                   $  197           $   64
   Real Estate                                         114                      151               51
   Consumer                                            292                      207              227
                                                    ------                   ------           ------
                                                    $  587                   $  555           $  342
                                                    ------                   ------           ------

 Renegotiated Commercial
  Loans:                                            $  883                   $  326           $  223
                                                    ------                   ------           ------

 Total non-performing Loans:                        $4,771                   $2,998           $3,198
 Other Real Estate, Net                                705                      520            1,039
                                                    ------                   ------           ------

 Total non-performing
  Assets:                                           $5,476                   $3,518           $4,237
                                                    ======                   ======           ======

 Non-Performing Loans as a %
  of Outstanding Loans                                 .75%                     .58%             .64%
 Non-Performing Assets as a
  % of Equity Capital                                 4.32%                    3.21%            3.92%

         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1995.

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

         During the first nine months of 1995 First United made provisions for possible loan losses of $407 thousand compared with $289 thousand for the same period in 1994. Total non-performing loans increased $1.78 million from $3.0 million at December 31, 1994 to $4.78 million at September 30, 1995. Net charge-offs through September 30, 1995 totaled $522 thousand.

                                                       September 30,                Year Ended December 31,
                                                           1995                     1994              1993
                                                     -----------------           ----------------------------
 Allowance as a percentage of total
 loans and leases                                         1.75%                    1.88%              1.99%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 232% at September 30, 1995 compared with 322% at December 31, 1994.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                         September 30,                     December 31,
                                                             1995                     1994             1993
                                                       ------------------          ----------------------------
 (In thousands)
 Commercial & Financial                                     $ 4,930                   $4,756           $5,313
 Real Estate                                                  1,291                      923            1,044
 Consumer                                                     2,338                    1,484            1,113
 Unallocated                                                  2,520                    2,504            2,502
                                                            -------                   ------           ------
   Total                                                    $11,079                   $9,667           $9,972
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

         The table represented below is a comparison of the dollar and percentage change for each component of non- interest income:


                                                       Nine Months Ended
                                                         September 30,                        Change
                                                    ----------------------             ---------------------
                                                       1995        1994                   $              %
                                                       ----        ----                  ---            ---
 (Dollars in Thousands)

 Service Charges on Deposit
 Accounts                                              $3,104       $2,392              $  712           30%
 Trust Income                                           1,314        1,009                 305           30%
 Security Gains (Losses)                                 (141)         (1)                (140)          N/A
 Other Income                                           1,958        1,703                 255           15%
                                                       ------       ------              ------           ---
      Total Other Income                               $6,235       $5,103              $1,132           22%
                                                       ======       ======              ======           ===


Excluding security gains and losses, non-interest income increased approximately $1,272 thousand when comparing 1995 with 1994 results. This increase was primarily related to the acquisition of Texarkana. Excluding the operating results of Texarkana and security gains, non-interest income increased only $219 thousand during the first nine months when compared with the same nine months the previous year.

INVESTMENT SECURITIES

         During the first nine months of 1995, First United had no security gains.

                                     September 30,                       December 31,
                                         1995                       1994             1993
                                    ---------------             -----------------------------
 (In thousands)
 Market Value                         $   198,795                 $156,850         $439,429
 Amortized Cost                           197,662                  164,357          429,931
                                      -----------                 --------         --------
   Difference                         $     1,133                 $ (7,507)        $  9,498
                                      ===========                 ========         ========

         At September 30, 1995, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                      September 30,                      December 31,
                                          1995                      1994             1993
                                    -----------------            ---------------------------
 (In thousands)
 Market Value                          $  343,157                 $324,679          $84,450
 Amortized Cost                           342,751                  337,970           83,468
                                       ----------                 --------          -------
   Difference                          $      406                 $(13,291)         $   982
                                       ==========                 ========          =======

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                        Nine Months Ended
                                                          September 30,                        Change
                                                      ---------------------             ---------------------
                                                        1995        1994                   $             %
                                                        ----        ----                  ---           ---
 (Dollars in Thousands)

 Salaries                                              $ 9,824     $ 8,301               $1,523          18%
 Pension and Employee Benefits                           2,930       2,479                  451          18%
 Net Occupancy Expense                                   2,262       1,872                  390          21%
 Equipment Expense                                       1,291         998                  293          29%
 Data Processing Expense                                 1,223       1,084                  139          13%
 Other Operating Expense                                 7,788       6,659                1,129          17%
                                                       -------     -------               ------          ---
      Total Non-Interest Expense                       $25,318     $21,393                3,925          18%
                                                       =======     =======               ======          ===

         Pension and employee benefits increased approximately 18% during the first nine months of 1995 when compared with the same period in 1994, primarily as a result of the addition of a 401(k) Benefit Plan established in April of 1994 as well as the addition of Texarkana which accounted for $300 thousand of the increase. The $25.32 million in total non-interest expense included approximately $3.51 million of non-interest expense at Texarkana.

INCOME TAXES

         The effective tax rate of First United for the nine month period ended September 30, 1995 was 31% compared to 30% for the same period in 1994. The increase in the 1995 effective tax rate from 1994 was due to an increase in the proportion of nontaxable income to total income.

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

         First United's equity capital totaled $126.71 million at September 30, 1995, compared to the December 31, 1994 level of $109.51 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                                      September 30,                     December 31,
                                                          1995                     1994             1993
                                                     ---------------            ---------------------------
 Equity Capital to Total Assets                          9.62%                    10.69%            9.72%
 Primary Capital to Total Assets                        10.40%                    11.46%           10.53%

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                            September 30,       Regulatory
                                                                1995           Requirements
                                                                ----           ------------
 Total Capital/Total Assets                                    10.40%              6.00%
 Primary Capital/Total Assets                                  10.40%              5.50%
 Total Risk Based Capital                                      16.86%              8.00%
 Tier 1 Capital                                                15.61%              4.00%
 Leverage Ratio                                                 8.87%              3.00%

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

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1995:

                                                      September 30,                     Year Ended,
                                                          1995                     1994             1993
                                                     ---------------            ---------------------------
 Dividend payout ratio                                  28.43%                    27.53%           23.62%

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

                 27           Financial Data Schedule

         Reports on Form 8-K
         -------------------
         First United did not file any Report on Form 8-K during the last quarter of the period covered by this report.

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


                                        BY /s/ James V. Kelley
                                           -------------------------------------
                                           James V. Kelley

                                           Chairman, President and  Chief
                                           Executive Officer



                                        BY /s/ John E. Burns
                                           -------------------------------------
                                           John  E. Burns

                                           Chief Financial Officer and Principal
                                           Accounting  Officer





Date:  November 13, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

2           Agreement and Plan of Reorganization dated July
            28, 1994 between First United Bancshares, Inc. and
            FirstBank, Texarkana, Texas (previously filed as
            Exhibit 2 to First United's Annual Report on
            Form 10-K for the fiscal year December 31,
            1994) incorporated by reference herein.

27          Financial Data Schedule
