Form 10-K405
period 1995-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1996-04-01
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1995

                                       OR

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NO. 0-11916

                         FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            ARKANSAS                                          71-0538646
 --------------------------------                           ----------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)

 MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS                 71730
 ------------------------------------------------             -------------
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

         As of March 1, 1996, 5,158,772 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $182,790,000.00. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1995 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.
================================================================================

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1995


                        CROSS REFERENCE SHEET AND INDEX


                                   PART   I.


ITEM NO.                                                                                                   LOCATION*
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
                 and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . .      Page 14 of the 1995
                                                                                                    Annual Report
                                                                                                    to Stockholders

Item  6.         Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . .      Page 20 of the 1995
                                                                                                    Annual Report to
                                                                                                    Stockholders

Item  7.         Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Pages 4-19 of the
                                                                                                   1995 Annual Report
                                                                                                   to Stockholders

Item  8.         Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . .      Pages 23-40 of the
                                                                                                    1995 Annual Report
                                                                                                    to Stockholders

Item  9.         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . .       Not Applicable

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1995


CROSS REFERENCE SHEET AND INDEX (CONTINUED)


                                   PART III.


ITEM NO.                                                                                               LOCATION*
- --------                                                                                               --------
Item 10.         Directors and Executive Officers of the
                 Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Pages 41-43 of the
                                                                                                   1995 Annual Report
                                                                                                   to Stockholders


         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                   PART  IV.


Item 14.         Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      Page 7


*Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1995. The Registrant's 1995 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1995 Annual Report to Stockholders and Definitive Proxy Statement.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1995


                                     PART I

ITEM 1.  BUSINESS.

DESCRIPTION OF BUSINESS

         First United Bancshares, Inc. (First United) is a multi-bank holding company incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1995, First United acquired seven other banks in different cities within Arkansas and Texas. The banks acquired were the First National Bank of Magnolia (FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas (BNA), First Stuttgart Bank and Trust Company (FSBTC) and FirstBank, Texarkana, Texas
(FBTX).  Each of the banks are wholly-owned by First United.

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

         First United's eight banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as national banking associations, FNBE, FNBM, MPBC, and CNBFS are subject to the regulation and supervision of the Comptroller of the Currency, while CBA, BNA and FSBTC are subject to the regulation of the Arkansas State Bank Department and FBTX is subject to the regulation of the Texas Department of Banking. Each of the Banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board.

         The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to First United if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 12 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Banks are also restricted from extending credit or making loans to or investments in First United and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

EMPLOYEES

         At December 31, 1995, First United had approximately 578 full-time equivalent employees and considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

PROPERTIES

         The Banks hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in twenty-three (23) communities throughout Arkansas and Texas. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United does not own or lease any real property. Minimal office space is required for First United's officers and employees and such space is provided without charge by FNBE. First United's data processing operations are also located in facilities owned by FNBE.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

             James V. Kelley, 46 . . . . . . . . . . . .    Chairman, President and Chief Executive Officer
                                                            of First United since 1987; Chairman and Chief
                                                            Executive Officer of FNBE since 1985.

             Robert G. Dudley, 63 . . . . . . . . . . . .   Secretary of First United since 1983; President
                                                            of FNBE since 1985.

             John E. Burns, 37  . . . . . . . . . . . . .   Vice President and Chief Financial Officer of
                                                            First United since 1993; Vice President and
                                                            Director of Audit from 1988 to 1993.

                          SIGNIFICANT OTHER EMPLOYEES

             Robert L. Jones, 60  . . . . . . . . . . . .   President and Chief Executive Officer of FNBM
                                                            since 1991; President and Chief Executive
                                                            Officer of MPBC from 1984 to 1991.

             Jim N. Harwood, 56 . . . . . . . . . . . . .   President and Chief Executive Officer of CNBFS
                                                            since 1993; Executive Vice President of CNBFS
                                                            from 1983 to 1993.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Statements and Notes" on pages 23-40 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's executive officers and other significant employees is included under the separate captions "Executive Officers of the Registrant" and "Significant Other Employees" at the end of Part I of this report. The remaining information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Executive Officers and Directors" on pages 41-43 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1995 fiscal year covered by this Annual Report on 10-K.


ITEM 11.     EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1995 fiscal year covered by this Annual Report on 10-K.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1995 fiscal year covered by this Annual Report on 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1995 fiscal year covered by this Annual Report on 10-K.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8K.

ITEM 14(A)(1)    FINANCIAL STATEMENTS.

         The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1995 as required by Item 8, are:

                                                                                                   Page(s) in 1995 Annual
                                                                                                   Report to Stockholders
         Reports of Management and Independent Auditors ............................                    Page 40
         Consolidated Statements of Condition as of
             December 31, 1995 and 1994 ............................................                    Page 23
         Consolidated Statement of Income
             for the three years ended December 31, 1995, 1994 and 1993 ............                    Page 24
         Consolidated Statements of Changes in Capital Accounts
             for the three years ended December 31, 1995, 1994 and 1993 ............                    Page 25
         Consolidated Statements of Cash Flows
             for the three years ended December 31, 1995, 1994 and 1993 ............                    Page 26
         Notes to Consolidated Financial Statements-December 31, 1995 ..............                    Pages 28-39


ITEM 14(A)(2)    FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

ITEM 14(A)(3)    FINANCIAL STATEMENT SCHEDULES.

         The Exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(a)(3) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(B)       REPORTS ON FORM 8-K.

         First United Bancshares, Inc. filed a Current Report on Form 8-K dated on February 8, 1995, describing under Item 2 that First United Bancshares, Inc. had consummated an Agreement and Plan of Reorganization with FirstBank, Texarkana, Texas, whereby First United Bancshares, Inc. acquired ownership of one hundred percent (100%) of the issued and outstanding stock of FirstBank, Texarkana, Texas.

         First United Bancshares, Inc. filed an amendment to its Current Report on Form 8-K dated February 8, 1995 on Form 8-K/A on April 14, 1995, which provided pro forma financial statements of First United and FirstBank, Texarkana, Texas and historical financial statements of FirstBank, Texarkana, Texas.

ITEM 14(C)       EXHIBITS.

         The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(D)       FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1996.


                                      FIRST UNITED BANCSHARES, INC.


                                      By: /s/ JOHN E. BURNS
                                          --------------------------------------
                                          John E. Burns, Chief Financial Officer


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

           SIGNATURE                                 TITLE                            DATE
           ---------                                 -----                            ----
/s/ JAMES V. KELLEY
- -----------------------
James V. Kelley                      Chairman of the Board, President, Chief          March 18, 1996
                                     Executive Officer


/s/ JOHN E. BURNS
- --------------------------
John E. Burns                        Vice President, Chief Financial Officer,         March 18, 1996
                                     Principle Accounting Officer


/s/ E. LARRY BURROW
- ---------------------
E. Larry Burrow                                       Director                        March 18, 1996



- -------------------------------------
Claiborne P. Deming                                   Director                        March 18, 1996

/s/ WILLIAM A. ECKERT, JR.                           Director                            March 18, 1996
- --------------------------
William A. Eckert, Jr.


/s/ ROY E. LEDBETTER                                 Director                            March 18, 1996
- ----------------------------
Roy E. Ledbetter


/s/ MICHAEL F. MAHONY                                Director                            March 18, 1996
- -------------------------
Michael F. Mahony


/s/ RICHARD H. MASON                                 Director                            March 18, 1996
- ---------------------------
Richard H. Mason


/s/ JACK W. MCNUTT                                   Director                            March 18, 1996
- ----------------------------
Jack W. McNutt


/s/ WILLIAM E. MORGAN                                Director                            March 18, 1996
- -------------------------
William E. Morgan


                                                     Director                            March 18, 1996
- ------------------------------------
R. Madison Murphy


/s/ ROBERT C. NOLAN                                  Director                            March 18, 1996
- -----------------------------
Robert C. Nolan


/s/ PAULA M. O'CONNOR                                Director                            March 18, 1996
- --------------------------
Paula M. O'Connor


/s/ KATHERINE P. OZMENT                              Director                            March 18, 1996
- ------------------------
Katherine P. Ozment


/s/ CAL PARTEE, JR.                                  Director                            March 18, 1996
- ---------------------------------
Cal Partee, Jr.

/S/ CHESLEY PRUET                                  Director                              March 18, 1996
- ------------------------------
Chesley Pruet

                                                   Director                              March 18, 1996
- ----------------------------------------------
John D. Trimble, Jr.

                                                   Director                              March 18, 1996
- ---------------------------------------------
Ralph C. Weiser

                                                   Director                              March 18, 1996
- ----------------------------------------------

David M. Yocum, Jr.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1995


                                 EXHIBIT INDEX


         EXHIBIT NUMBER                                                   DESCRIPTION
         --------------                                                   -----------
                  2                        Agreement and Plan of Reorganization dated July 28, 1994 between First United
                                           Bancshares, Inc. and FirstBank, Texarkana, Texas (filed as Exhibit 2 to the
                                           Annual Report on Form 10-K for the year ended December 31, 1994) incorporated herein by reference.

                  3(a)                     Restated Articles of Incorporation of First United Bancshares, Inc. (filed as
                                           Exhibit 3(a) to the Annual Report on Form 10-K for the year ended December 31,
                                           1994) incorporated herein by reference.

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

                 11                        Statement of Computation of Per Share Earnings (see page 24 of the
                                           Consolidated Financial Statements of First United Bancshares, Inc. contained in the 1995 Annual Report to Stockholders which is included herein as Exhibit
                                           13).

                 13                        First United Bancshares, Inc. 1995 Annual Report to Stockholders.

                 21                        Subsidiaries of First United Bancshares, Inc.

                 23(a)                     Consent of Arthur Andersen LLP.

                 23(b)                     Consent of Martin & Company.

                 24                        Power of Attorney (see signature page).

                 27                        Financial Data Schedule.