Form 10-Q
period 1996-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1996-05-15
CIK 355883

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

                               March 31, 1996

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

                       Yes   X                No
                           ------                ------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 1, 1996 was 5,158,772.


================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1996




                                     INDEX


 PART I.             FINANCIAL INFORMATION:

 Item 1.             Consolidated Statements of Condition,
                     March 31, 1996 and December 31, 1995.         3

                     Consolidated Statements of Income for
                     the Three Months Ended March 31, 1996
                     and 1995.                                     4

                     Consolidated Statements of Cash Flow
                     for the Three Months Ended March 31,
                     1996 and 1995.                                5

                     Notes to Consolidated Financial
                     Statements.                                   6

 Item 2.             Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operation.                               7 - 13


 PART II.            OTHER INFORMATION

 Item 1.             Legal Proceedings                            N/A

 Item 2.             Change in Securities                         N/A

 Item 3.             Defaults Upon Senior Securities              N/A

 Item 4.             Submission of Matters to a Vote of
                     Security Holders                             N/A

 Item 5.             Other Information                            N/A

 Item 6.             Exhibits and Reports on Form 8-K              14

                     Signatures                                    15


Part I.                FIRST UNITED BANCSHARES, INC.
Item 1              CONSOLIDATED STATEMENTS OF CONDITION


                                                                                 March 31,            December 31,
                                                                                   1996                   1995
                                                                                   ----                   ----
 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .             $   42,898           $   50,485
                                                                                 ----------           ----------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
     Under Agreements to Resell  . . . . . . . . . . . . . . . . . .                 48,196               31,658
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                 25,778               24,252
                                                                                 ----------           ----------
     Total Short-Term Investments  . . . . . . . . . . . . . . . . .                 73,974               55,910
                                                                                 ----------           ----------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                361,751              339,028
                                                                                 ----------           ----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                198,642              201,093
                                                                                 ----------           ----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                648,255              644,097
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                 (1,932)              (1,979)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                (10,669)             (10,581)
                                                                                 ----------           ----------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                635,654              631,537
                                                                                 ----------           ----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                 26,847               26,319
                                                                                 ----------           ----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,367               11,761
                                                                                 ----------           ----------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                    564                  712
                                                                                 ----------           ----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 19,125               19,175
                                                                                 ----------           ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,370,822           $1,336,020
                                                                                 ==========           ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  185,882           $  193,533
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                357,928              346,119
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                608,989              588,262
                                                                                 ----------           ----------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              1,152,799            1,127,914
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                 53,420               46,895
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 15,728               13,974
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                 11,832               11,832
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                  5,000                5,000
                                                                                 ----------           ----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,238,779            1,205,615
                                                                                 ----------           ----------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1996
   and 1995; none outstanding) . . . . . . . . . . . . . . . . . . .                    -0-                  -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized; 5,159
    shares outstanding in 1996 and 1995) . . . . . . . . . . . . . .                  5,159                5,159
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13,552               13,551
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                113,584              110,431
 Net Unrealized Gains (Losses) on Securities Available-for-Sale. . .                   (252)               1,264
                                                                                 ----------           ----------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                132,043              130,405
                                                                                 ----------           ----------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .             $1,370,822           $1,336,020
                                                                                 ==========           ==========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
 (In thousands, except share data)                          1996           1995
                                                            ----           ----
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .      $ 14,921      $ 12,566
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .         7,372         6,997
   Nontaxable Securities . . . . . . . . . . . . . .           986           986
 Interest on Federal Funds Sold and
   Securities Purchased Under Agreements to Resell .           660           292
 Interest on Deposits in Banks . . . . . . . . . . .           256           211
                                                          --------      --------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .        24,195        21,052
                                                          --------      --------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .        10,721         8,903
 Interest on Federal Funds Purchased
   and Securities Sold Under Agreements to
   Repurchase . . . . . . . . . . .. . . . . . . . .           572           305
 Interest on Notes Payable . . . . . . . . . . . . .           280           289
                                                          --------      --------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .        11,573         9,497
                                                          --------      --------

     NET INTEREST INCOME . . . . . . . . . . . . . .        12,622        11,555
 Provision for Possible Loan Losses  . . . . . . . .            76            46
                                                          --------      --------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .        12,546        11,509
                                                          --------      --------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .         1,089           948
 Trust Income  . . . . . . . . . . . . . . . . . . .           438           417
 Security Gains (Losses) . . . . . . . . . . . . . .            59          (145)
 Other Operating Income  . . . . . . . . . . . . . .           834           685
                                                          --------      --------

     TOTAL OTHER INCOME  . . . . . . . . . . . . . .         2,420         1,905
                                                          --------      --------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .         3,534         3,104
 Pension and Other Employee Benefits . . . . . . . .         1,180           892
 Net Occupancy Expense . . . . . . . . . . . . . . .           784           678
 Equipment Expense . . . . . . . . . . . . . . . . .           560           411
 Data Processing Expense . . . . . . . . . . . . . .           431           397
 Other Operating Expenses  . . . . . . . . . . . . .         2,264         2,706
                                                          --------      --------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .         8,753         8,188
                                                          --------      --------

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .         6,213         5,226
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .         1,864         1,557
                                                          --------      --------
     NET INCOME  . . . . . . . . . . . . . . . . . .      $  4,349      $  3,669
                                                          ========      ========

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .      $   0.84      $   0.71
                                                          ========      ========

 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .      $   0.22      $   0.19
                                                          ========      ========

 AVERAGE SHARES ISSUED AND OUTSTANDING  . . . .  . .         5,159      $  5,159
                                                          ========      ========

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                      1996                  1995
                                                                                      ----                  ----
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  4,349              $  3,669
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                   603                   402
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   260                   168
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                    76                    46
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   (59)                  145
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                (1,436)                 (440)
    Decrease in Other Assets . . . . . . . . . . . . . . . . . . . . .                 1,181                 7,687
    Increase in Other Liabilities  . . . . . . . . . . . . . . . . . .                 1,785                 2,107
                                                                                    --------              --------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                 6,759                13,784
                                                                                    --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities  . . . . . . . . .                11,717                 6,921
  Proceeds from Maturities of Securities Available-for-Sale  . . . . .                28,300                28,235
  Proceeds from Sales of Securities Available-for-Sale . . . . . . . .                 3,540                33,107
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .                (9,089)              (24,794)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .               (55,671)              (37,094)
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .               (10,013)                3,547
  Increase in Other Short-Term Investments . . . . . . . . . . . . . .                (1,526)              (11,275)
  Increase in Loans  . . . . . . . . . . . . . . . . . . . . . . . . .                (4,193)               (2,345)
  Capital Additions  . . . . . . . . . . . . . . . . . . . . . . . . .                (1,131)               (3,843)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .                   -0-               (25,000)
                                                                                    --------              --------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (38,066)              (32,541)
                                                                                    --------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits . .                 4,158                   189
  Increase in Time Deposits  . . . . . . . . . . . . . . . . . . . . .                20,727                10,791
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                   -0-                 5,000
  Repayment of Notes Payable . . . . . . . . . . . . . . . . . . . . .                   (31)                  -0-
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,134)                 (980)
                                                                                    --------              --------
 Net Cash Provided by Financing Activities . . . . . . . . . . . . . .                23,720                15,000
                                                                                    --------              --------
 Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                (7,587)               (3,757)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                50,485                49,419
                                                                                    --------              --------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .              $ 42,898              $ 45,662
                                                                                    ========              ========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank and First Stuttgart Bank and Trust Company. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 1996 and the related consolidated statements of income for the three month period ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three month period ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. First United adopted these statements on January 1, 1996. The adoption of these statements did not have a material effect on First United's financial condition and results of operations.

3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire year of 1996. This report should be read in conjunction with First United's 1995 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1995 to conform to the 1996 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       BUSINESS COMBINATIONS

         On April 1, 1996, First United signed a definitive agreement to acquire Carlisle Bancshares, Inc. ("Carlisle"), pending approval by First United's and Carlisle's shareholders and of regulatory authorities. Carlisle, a $105 million bank holding company, is the parent company of Citizens Bank and Trust Company (Carlisle, AR), Hazen First State Bank (Hazen, AR), and FirstBank of Arkansas (Brinkley, AR). Under the agreement, Carlisle's shareholders will receive approximately $13 million in First United common stock in exchange for all of the outstanding shares of Carlisle's common stock, subject to some adjustments. The merger is to be a tax-free exchange to Carlisle's shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the fourth quarter of 1996.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the three months ended March 31, 1996 and 1995 amounted to $68 thousand and $96 thousand, respectively. No income taxes were paid during the three months ended March 31, 1996 or 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, First United Trust Company ("Trust Company"), The First National Bank of El Dorado ("El Dorado"), the City
National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana") and First Stuttgart Bank and Trust Company ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1996 was $4.35 million, or $.84 per share compared with $3.67 million or $.71 per share during the same period in 1995. The annualized return on average assets from continuing operations for the three months ended March 31, 1996 and 1995 was 1.30% and 1.30% respectively, while the annualized return on average equity was 13.40% and 13.16% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from higher loan volume.

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

         On a tax equivalent basis, net interest income for the first three months of 1996 was $13.15 million compared with $12.09 million in the first three months of 1995. Net interest income also increased when compared with 1994. This increase in net interest income was primarily the result of an increase in total loans, which carry a higher interest rate, as well as the acquisition of Texarkana. The net interest margin through March 31, 1996 was 4.28% compared with 4.39% for the year ended December 31, 1995. Due primarily to competitive pressures, First United anticipates that margins for the remainder of 1996 will be substantially the same as that of 1995. During 1993 and 1994, First United shortened the overall maturities of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

         First United has debt of approximately $16.83 million at March 31, 1996 and interest expense associated with this debt totaled $280 thousand during the first three months of 1996. First United made a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                           March 31,                        December 31,
                                             1996                     1995             1994
                                          ----------               ---------------------------
 Yield on Earning Assets                    7.95%                     8.07%            7.18%
 Break-even yield                           3.67%                     3.68%            2.89%

 Net interest margin                        4.28%                     4.39%            4.29%
 Net interest spread                        3.39%                     3.41%            3.51%


LOANS AND LEASES

         First United's gross loans and leases totaled $648.26 million at March 31, 1996 compared with $644.10 million at December 31, 1995. Although the Company experienced a modest increase in loans, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1996, the Company does not anticipate a significant further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                  March 31,                        December 31,

                                                     1996                     1995             1994
                                                 -----------                -------------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                           $1,294                   $1,843           $  620
   Real Estate                                         566                      724            1,427
   Consumer                                            122                       76               70
                                                    ------                   ------           ------
                                                    $1,982                   $2,643           $2,117
                                                    ------                   ------           ------

 Past due 90 days or more:
   Commercial                                       $  310                   $   83           $  197
   Real Estate                                         121                      117              151
   Consumer                                            210                      272              207
                                                    ------                   ------           ------
                                                    $  641                   $  472           $  555
                                                    ------                   ------           ------

 Renegotiated Commercial
  Loans:                                            $  838                   $  851           $  326
                                                    ------                   ------           ------

 Total non-performing Loans:                        $3,461                   $3,966           $2,998
 Other Real Estate, Net                                564                      712              520
                                                    ------                   ------           ------

 Total non-performing
  Assets:                                           $4,025                   $4,678           $3,518
                                                    ======                   ======           ======

 Non-Performing Loans as a %
  of Outstanding Loans                                 .54%                     .62%             .58%
 Non-Performing Assets as a
  % of Equity Capital                                 3.05%                    3.59%            3.21%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1996.

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

         During the first three months of 1996 First United made provisions for possible loan losses of $76 thousand compared with $46 thousand for the same period in 1995. Total non-performing loans decreased $.51 million from $3.97 million at December 31, 1995 to $3.46 million at March 31, 1996. Net recoveries through March 31, 1996 totaled $12 thousand.


                                                        March 31,                  Year Ended December 31,
                                                      ------------              ----------------------------
                                                          1996                      1995              1994
 Allowance as a percentage of total
 loans and leases                                        1.65%                     1.65%              1.88%


         The allowance for possible loan losses as a percentage of non-performing loans was approximately 308% at March 31, 1996 compared with 267% at December 31, 1995.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                                       March 31,                       December 31,

                                                         1996                      1995             1994
                                                      ---------                --------------------------
 (In thousands)
 Commercial & Financial                                $  4,763                 $  3,969           $4,756
 Real Estate                                              1,004                    1,307              923
 Consumer                                                 2,106                    2,132            1,484
 Unallocated                                              2,796                    3,173            2,504
                                                       --------                 --------           ------
   Total                                               $ 10,669                 $ 10,581           $9,667
                                                       ========                 ========           ======


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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                                      Three Months Ended
                                                      ------------------
                                                           March 31,                          Change
                                                       1996        1995                   $           %
                                                       ----        ----                  ---         ---
 (Dollars in Thousands)

 Service Charges on Deposit
 Accounts                                             $1,089     $  948               $   141        15%
 Trust Income                                            438        417                    21         5%
 Security Gains (Losses)                                  59       (145)                  204       140%
 Other Income                                            834        685                   149        22%
                                                      ------     ------               -------      -----
      Total Other Income                              $2,420     $1,905               $   515        27%
                                                      ======     ======               =======      =====


Excluding security gains and losses, non-interest income increased approximately $311 thousand when comparing 1996 with 1995 results. This increase was primarily related to higher service charge income within all of First United's subsidiary banks.

INVESTMENT SECURITIES

         During the first three months of 1996, First United had no security gains.

                                        March 31,                       December 31,

                                          1996                     1995             1994
                                      ------------               --------------------------
 (In thousands)
 Market Value                            $199,358                  $202,949        $156,850
 Amortized Cost                           198,642                   201,093         164,357
                                      -----------                ----------       ---------
   Difference                         $       716                $    1,856       $  (7,507)
                                      ===========                ==========       =========


         At March 31, 1996, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                         March 31,                       December 31,

                                          1996                     1995             1994
                                       ------------             ---------------------------
 (In thousands)
 Market Value                            $361,751                  $339,028        $324,679
 Amortized Cost                           362,041                   336,920         337,970
                                         --------                  --------        --------
   Difference                            $   (290)                 $  2,108        $(13,291)
                                         ========                  ========        ========


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                      Three Months Ended
                                                           March 31,                          Change
                                                     --------------------                ----------------
                                                       1996        1995                   $            %
                                                       ----        ----                  ---          ---
 (Dollars in Thousands)

 Salaries                                               $3,534      $3,104                $430          14%
 Pension and Employee Benefits                           1,180         892                 288          32%
 Net Occupancy Expense                                     784         678                 106          16%
 Equipment Expense                                         560         411                 149          36%
 Data Processing Expense                                   431         397                  34           8%
 Other Operating Expense                                 2,264       2,706                (442)        (16%)
                                                        ------      ------                ----        ----
      Total Non-Interest Expense                        $8,753      $8,188                $565           7%
                                                        ======      ======                ====        ====


         Pension and employee benefits increased approximately 32% during the first three months of 1996 when compared with the same period in 1995, primarily as a result of the addition of Texarkana's employees to First United's 401(k), ESOP and pension plans. Additionally, higher salary expense also contributed to the increase in employee benefit costs. Non-interest expense for the three months ended March 31, 1995 included only two months of operating costs for Texarkana.

INCOME TAXES

         The effective tax rate of First United for the three month period ended March 31, 1996 was 30.0% compared to 29.8% for the same period in 1995. The increase in the 1996 effective tax rate from 1995 was due to an increase in the proportion of nontaxable income to total income.

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

         First United's equity capital totaled $132.04 million at March 31, 1996, compared to the December 31, 1995 level of $130.41 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                                        March 31,                       December 31,

                                                          1996                     1995             1994
                                                       ---------                 -------------------------
 Equity Capital to Total Assets                          9.65%                     9.67%           10.69%
 Primary Capital to Total Assets                        10.35%                    10.39%           11.46%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                              March 31,          Regulatory
                                                                1996           Requirements
                                                                ----           ------------
 Total Capital/Total Assets                                    10.35%              6.00%
 Primary Capital/Total Assets                                  10.35%              5.50%
 Total Risk Based Capital                                      16.92%              8.00%
 Tier 1 Capital                                                15.67%              4.00%
 Leverage Ratio                                                 8.90%              3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1996:

                                                        March 31,                       Year Ended,

                                                          1996                     1995             1994
                                                       ----------                 ----------------------
 Dividend payout ratio                                   26.10%                    28.81%           27.53%

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

         Not Applicable

Item 5.  OTHER MATTERS

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report or are incorporated by reference to previously filed material.

                 Exhibit No.          Description of Exhibit
                 -----------          ----------------------

                     27               Financial Data Schedule


         Reports on Form 8-K

         First United did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        FIRST UNITED BANCSHARES, INC.


                                        BY /s/ James V. Kelley
                                           ----------------------------
                                           James V. Kelley
                                           Chairman, President and  Chief
                                           Executive Officer

                                        BY /s/ John E. Burns
                                           ----------------------------
                                           John  E. Burns
                                           Chief Financial Officer and Principal
                                           Accounting  Officer





Date:  May 13, 1996

                                EXHIBIT INDEX




EXHIBIT
NUMBER               DESCRIPTION
- -------              -----------

  27                 Financial Data Schedule
