Form 10-Q
period 1996-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1996-08-09
CIK 355883

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                   ---------------------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 June 30, 1996

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

                   ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                No
                          ----------               --------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1996 was 7,738,109.



================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1996


                                     INDEX


 PART I.      FINANCIAL INFORMATION:
 Item 1.      Consolidated Statements of Condition, June 30, 1996
              and December 31, 1995.                                      3

              Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 1996 and 1995.                    4


              Consolidated Statements of Cash Flow for the Six
              Months Ended June 30, 1996 and 1995.                        5

              Notes to Consolidated Financial Statements.                 6

 Item 2.      Management`s Discussion and Analysis of Financial
              Condition and Results of Operations.                        7 - 13



 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings                                          N/A

 Item 2.      Change in Securities                                        14

 Item 3.      Defaults Upon Senior Securities                            N/A

 Item 4.      Submission of Matters to a Vote of Security Holders         14

 Item 5.      Other Information                                           14

 Item 6.      Exhibits and Reports on Form 8-K                            15

              Signatures                                                  16


Part I.                 FIRST UNITED BANCSHARES, INC.
Item 1               CONSOLIDATED STATEMENTS OF CONDITION

                                                                                  June 30,       December 31,
                                                                                    1996             1995
                                                                                 ----------       ----------
 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .             $   48,328       $   50,485
                                                                                 ----------       ----------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
   Under Agreements to Resell  . . . . . . . . . . . . . . . . . . .                 23,400           31,658
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                 21,459           24,252
                                                                                 ----------       ----------
    Total Short-Term Investments . . . . . . . . . . . . . . . . . .                 44,859           55,910
                                                                                 ----------       ----------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                367,950          339,028
                                                                                 ----------       ----------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                200,600          201,093
                                                                                 ----------       ----------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                658,720          644,097
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                 (2,105)          (1,979)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                (10,592)         (10,581)
                                                                                 ----------       ----------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                646,023          631,537
                                                                                 ----------       ----------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                 27,038           26,319
                                                                                 ----------       ----------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,058           11,761
                                                                                 ----------       ----------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                    411              712
                                                                                 ----------       ----------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 21,112           19,175
                                                                                 ----------       ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,367,379       $1,336,020
                                                                                 ==========       ==========

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  191,827       $  193,533
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                358,847          346,119
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                607,081          588,262
                                                                                 ----------       ----------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              1,157,755        1,127,914
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                 48,687           46,895
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 18,682           13,974
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                  5,235           11,832
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                  5,000            5,000
                                                                                 ----------       ----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,235,359        1,205,615
                                                                                 ----------       ----------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1996
   and 1995; none outstanding) . . . . . . . . . . . . . . . . . . .                     -0-              -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized; 7,738
 shares outstanding in 1996 and 1995)  . . . . . . . . . . . . . . .                  7,738            7,738
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10,971           10,971
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                116,285          110,432
 Net Unrealized Gains (Losses) on Securities Available-for- Sale . .                 (2,974)           1,264
                                                                                 ----------       ----------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                132,020          130,405
                                                                                 ----------       ----------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .             $1,367,379       $1,336,020
                                                                                 ==========       ==========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                          -----------------------------------------------
 (In thousands, except share data)                          1996          1995         1996         1995
                                                          --------      --------     ---------    ---------
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .      $ 15,190      $ 14,000     $  30,111    $  26,566
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .         7,744         7,376        15,116       14,373
   Nontaxable Securities . . . . . . . . . . . . . .           984         1,005         1,970        1,991
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .           484           395         1,144          687
 Interest on Deposits in Banks . . . . . . . . . . .           272           172           528          383
                                                          --------      --------     ---------    ---------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .        24,674        22,948        48,869       44,000
                                                          --------      --------     ---------    ---------
 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .        10,789        10,075        21,510       18,978
 Interest on Federal Funds Purchased
   and Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . .           641           425         1,213          730
 Interest on Notes Payable . . . . . . . . . . . . .           282           292           562          581
                                                          --------      --------     ---------    ---------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .        11,712        10,792        23,285       20,289
                                                          --------      --------     ---------    ---------

     NET INTEREST INCOME . . . . . . . . . . . . . .        12,962        12,156        25,584       23,711
 Provision for Possible Loan Losses  . . . . . . . .           557            61           633          107
                                                          --------      --------     ---------    ---------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .        12,405        12,095        24,951       23,604
                                                          --------      --------     ---------    ---------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .         1,128         1,058         2,217        2,006
 Trust Fee Income  . . . . . . . . . . . . . . . . .           452           456           890          873
 Security Gains (Losses) . . . . . . . . . . . . . .           (14)           (2)           45         (147)
 Other Operating Income  . . . . . . . . . . . . . .           631           645         1,465        1,330
                                                          --------      --------     ---------    ---------

     TOTAL OTHER INCOME  . . . . . . . . . . . . . .         2,197         2,157         4,617        4,062
                                                          --------      --------     ---------    ---------
 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .         3,567         3,348         7,101        6,452
 Pension and Other Employee Benefits . . . . . . . .         1,147         1,028         2,327        1,920
 Net Occupancy Expense . . . . . . . . . . . . . . .           800           744         1,584        1,422
 Equipment Expense . . . . . . . . . . . . . . . . .           555           459         1,115          870
 Data Processing Expense . . . . . . . . . . . . . .           479           415           910          812
 Other Operating Expenses  . . . . . . . . . . . . .         2,798         2,702         5,062        5,408
                                                          --------      --------     ---------    ---------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .         9,346         8,696        18,099       16,884
                                                          --------      --------     ---------    ---------

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .         5,256         5,556        11,469       10,782
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .         1,242         1,742         3,106        3,299
                                                          --------      --------     ---------    ---------
     NET INCOME  . . . . . . . . . . . . . . . . . .      $  4,014      $  3,814     $   8,363    $   7,483
                                                          ========      ========     =========    =========

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .      $   0.52      $   0.49     $    1.08    $    0.97
                                                          ========      ========     =========    =========

 CASH DIVIDENDS PER SHARE                                 $   0.17      $   0.15     $    0.32    $    0.27
                                                          ========      ========     =========    =========

 AVERAGE SHARES ISSUED AND
 OUTSTANDING  . . . . . . . . . . . . . . . . . .. .         7,738         7,738         7,738        7,738
                                                          ========      ========     =========    =========

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                      1996                  1995
                                                                                     -------               -------
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 8,363               $ 7,483
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,251                   820
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   520                   409
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                   633                   107
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   (45)                  147
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                  (500)                 (876)
    (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . .                (1,453)                2,475
    Increase (Decrease) in Other Liabilities . . . . . . . . . . . . .                (1,826)                4,888
                                                                                     -------               -------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                 6,943                15,453
                                                                                     -------               -------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities  . . . . . . . . .                16,037                15,020
  Proceeds from Maturities of Securities Available-for-Sale  . . . . .                48,169                34,222
  Proceeds from Sales of Securities Available-for-Sale . . . . . . . .                 9,286                36,833
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .               (15,370)              (26,665)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .               (90,304)              (71,685)
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .                10,050                12,832
  (Increase) Decrease in Other Short-Term Investments  . . . . . . . .                 2,793                (7,335)
  (Increase) Decrease in Loans . . . . . . . . . . . . . . . . . . . .               (15,119)              (13,107)
  Capital (Additions) Retirements, Net . . . . . . . . . . . . . . . .                (1,970)               (5,087)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .                    -0-              (19,079)
                                                                                     -------               -------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (36,428)              (44,051)
                                                                                     -------               -------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits . .                11,022                 1,289
  Increase (Decrease) in Time Deposits . . . . . . . . . . . . . . . .                18,819                21,164
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                    -0-                5,000
  Repayment of Notes Payable . . . . . . . . . . . . . . . . . . . . .                   (63)                   -0-
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,450)               (2,115)
                                                                                     -------               -------
 Net Cash Provided by (Used in) Financing Activities . . . . . . . . .                27,328                25,338
                                                                                     -------               -------
 Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                (2,157)               (3,260)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                50,485                49,419
                                                                                     -------               -------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .               $48,328               $46,159
                                                                                     =======               =======

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank and First Stuttgart Bank and Trust Company. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of June 30, 1996 and the related consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month period ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. First United adopted these statements on January 1, 1996. The adoption of these statements did not have a material effect on First United's financial condition and results of operations.

3.       RESULTS OF OPERATIONS

         The results for the three and six month period ended June 30, 1996 are not necessarily indicative of the results for the entire year of 1996. This report should be read in conjunction with First United's 1995 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1995 to conform to the 1996 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S- X.

5.       BUSINESS COMBINATIONS

         On April 1, 1996, First United signed a definitive agreement to acquire Carlisle Bancshares, Inc. (Carlisle), pending approval by First United's and Carlisle's shareholders and of regulatory authorities. Carlisle, a $105 million bank holding company, is the parent company of Citizens Bank and Trust (Carlisle, AR), Hazen First State Bank (Hazen, AR), and FirstBank of Arkansas (Brinkley, AR). Under the agreement, Carlisle's shareholders will receive approximately $13 million in First United common stock in exchange for all of the outstanding shares of Carlisle's common stock, subject to some adjustments. The merger is to be a tax-free exchange to Carlisle's shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the third quarter of 1996.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the six months ended June 30, 1996 and 1995 amounted to $562 thousand and $581 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Trust Company, N.A.("FUTC") and First Stuttgart Bank and Trust Company ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1996 was $4.01 million, or $.52 per share compared with $3.81 million or $.49 per share during the same period in 1995. Net income for the six months ended June 30, 1996 was $8.36 million or $1.08 per share compared with $7.48 million or $.97 per share for the same period in 1995. The annualized return on average assets from continuing operations for the six months ended June 30, 1996 and 1995 was 1.23% and 1.25% respectively, while the annualized return on average equity was 12.75% and 12.95% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.


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

         On a tax equivalent basis, net interest income for the first six months of 1996 was $26.64 million compared with $24.78 million in the first six months of 1995. Net interest income also increased when compared with 1994. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through June 30, 1996 was 4.29% compared with 4.39% and 4.29% for the years ended December 31, 1995 and 1994, respectively. First United expects no material change in the net interest margin through the remainder of 1996.

         First United has debt of approximately $10.24 million at June 30, 1996 and interest expense associated with this debt totaled $562 thousand during the first six months of 1996 compared with $581 thousand during the same period in 1995. First United will make a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                       June 30,             December 31,
                                        1996           1995             1994
                                       --------        ----------------------
 Yield on Earning asset                 7.93%          8.07%            7.18%
 Break-even yield                       3.64%          3.68%            2.89%

 Net interest margin                    4.29%          4.39%            4.29%
 Net interest spread                    3.41%          3.41%            3.51%



LOANS AND LEASES

         First United's gross loans and leases totaled $658.72 million at June 30, 1996 compared with $644.09 million at December 31, 1995. Although the Company experienced a modest increase in loans of 2.27%, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1996, the Company does not anticipate a material further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                          June 30,              December 31,
                                            1996           1995         1994
                                          --------        --------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                   $1,617         $1,843       $  620
   Real Estate                                 573            724        1,427
   Consumer                                    109             76           70
                                            ------         ------       ------
                                            $2,299         $2,643       $2,117
                                            ------         ------       ------

 Past due 90 days or more:
   Commercial                               $  229            $83       $  197
   Real Estate                                 416            117          151
   Consumer                                    208            272          207
                                            ------         ------       ------
                                            $  853         $  472       $  555
                                            ------         ------       ------

 Renegotiated Commercial
  Loans:                                    $  787         $  851       $  326
                                            ------         ------       ------

 Total non-performing Loans:                $3,939         $3,966       $2,998
 Other Real Estate, Net                        411            712          520
                                            ------         ------       ------

 Total non-performing
  Assets:                                   $4,350         $4,678       $3,518
                                            ======         ======       ======

 Non-Performing Loans as a %
  of Outstanding Loans                        .60%           .62%         .58%
 Non-Performing Assets as a
  % of Equity Capital                        3.29%          3.59%        3.21%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1996.

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

         During the first six months of 1996 First United made provisions for possible loan losses of $633 thousand compared with $107 thousand for the same period in 1995. Total non-performing loans decreased $.03 million from $3.97 million at December 31, 1995 to $3.94 million at June 30, 1996. Net charge-offs through June 30, 1996 totaled $622 thousand.

                                           June 30,      Year Ended December 31,
                                             1996        1995             1994
                                           --------      -----------------------
 Allowance as a percentage of total
 loans and leases                             1.61%      1.65%             1.88%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 269% at June 30, 1996 compared with 267% at December 31, 1995.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                    June30,               December 31,
                                     1996            1995             1994
                                   --------        -------------------------
 (In thousands)
 Commercial & Financial             $ 4,251         $ 3,969           $4,756
 Real Estate                          1,137           1,307              923
 Consumer                             2,554           2,132            1,484
 Unallocated                          2,650           3,173            2,504
                                    -------         -------           ------
   Total                            $10,592         $10,581           $9,667
                                    =======         =======           ======


NON-INTEREST INCOME

         Management continues to emphasize that growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non- interest income:


                                     Six Months Ended
                                         June30,                   Change
                                     ----------------           ------------
                                     1996        1995            $        %
                                     ----        ----           ---      ---
 (Dollars in Thousands)

 Service Charges on Deposit
 Accounts                           $2,217      $2,006          $211       11%
 Trust Income                          890         873            17        2%
 Security Gains (Losses)                45        (147)          192       N/A
 Other Income                        1,465       1,330           135       10%
                                    ------      ------          ----       ---
      Total Other Income            $4,617      $4,062          $555       14%
                                    ======      ======          ====       ===


Excluding security gains and losses, non-interest income increased approximately $363 thousand when comparing 1996 with 1995 results. This increase was primarily related to higher fee income within all of First United's banks. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

    During the first six months of 1996, First United had no security gains.

                               June 30,                  December 31,
                                 1996                1995             1994
                               --------           --------------------------
 (In thousands)
 Market Value                  $199,635           $ 202,949         $156,850
 Amortized Cost                 200,600             201,093          164,357
                               --------           ---------         --------
   Difference                  $   (965)          $   1,856         $ (7,507)
                               ========           =========         ========

         At June 30, 1996, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                             June 30,                       December 31,
                              1996                     1995             1994
                            ---------                 -------------------------
 (In thousands)
 Market Value               $ 358,800                 $339,028        $ 324,679
 Amortized Cost               363,375                  336,920          337,970
                            ---------                 --------        ---------
   Difference               $  (4,575)                $  2,108        $ (13,291)
                            =========                 ========        =========

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:



                                         Six Months Ended
                                             June 30,                Change
                                         ----------------          ------------
                                         1996        1995           $        %
                                         ----        ----          ---      ---
 (Dollars in Thousands)

 Salaries                              $ 7,101     $ 6,452      $  649      10%
 Pension and Employee Benefits           2,327       1,920         407      21%
 Net Occupancy Expense                   1,584       1,422         162      11%
 Equipment Expense                       1,115         870         245      28%
 Data Processing Expense                   910         812          98      12%
 Other Operating Expense                 5,062       5,408        (346)     (6%)
                                       -------     -------      ------      ---
      Total Non-Interest Expense       $18,099     $16,884      $1,215       7%
                                       =======     =======      ======      ===


         Pension and employee benefits increased approximately 21% during the first six months of 1996 when compared with the same period in 1995 primarily as a result of the addition of Texarkana to First United's benefit plans which accounted for $136 thousand of the increase. The $18.10 million in total non-interest expense included approximately $2.69 million of non-interest expense at Texarkana.

INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 1996 was 27% compared to 30% for the same period in 1995. The decrease in the 1996 effective tax rate from 1995 was due to an increase in the proportion of nontaxable income to total income.

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

         First United's equity capital totaled $132.02 million at June 30, 1996, compared to the December 31, 1995 level of $130.40 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                         June 30,             December 31,
                                          1996             1995         1994
                                         --------         -------------------
 Equity Capital to Total Assets            9.85%           9.67%       10.69%
 Primary Capital to Total Assets          10.54%          10.39%       11.46%

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                           June 30,             Regulatory
                                             1996              Requirements
                                           --------            ------------
 Total Capital/Total Assets                  10.54%                6.00%

 Primary Capital/Total Assets                10.54%                5.50%

 Total Risk Based Capital                    17.25%                8.00%

 Tier 1 Capital                              16.00%                4.00%

 Leverage Ratio                               9.12%                3.00%


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

         The Board of Directors of First United increased the annual cash dividend approximately 16%. The current annual dividend rate is $.68 per share compared with $.59 per share prior to the increase.

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1996:

                                  June 30,                 Year Ended,
                                    1996              1995             1994
                                  --------           -----------------------
 Dividend payout ratio              29.30%           28.81%           27.53%

PART II
OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         Not Applicable



Item 2.  CHANGES IN SECURITIES

         On May 20, 1996, the board of Directors of First United Bancshares, Inc. (the "Company") declared a 3-for-2 stock split which was effected in the form of a fifty percent (50%) stock dividend. The dividend was distributed on June 28, 1996 and increased the issued and outstanding common stock of the Company from 5,158,772 to 7,738,109 shares. The above-referenced stock split did not materially modify, limit or qualify the rights of the holders of the Company's common stock.



Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 1996, First United held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders. Of the total shares voted at the meeting: 4,551,792 were voted in favor of the nominated directors, 54 votes were cast against, and 2,451 abstained from voting; 4,552,029 were voted in favor of ratification of Arthur Andersen LLP, 2,000 against, and 1,068 abstained from voting.



Item 5.  OTHER MATTERS

         On April 1, 1996, the Company entered into a Restated Agreement and Plan of Merger with Carlisle Bancshares, Inc. ("Carlisle") whereby the Company agreed to acquire one hundred percent (100%) of the issued and outstanding common stock of Carlisle. Consummation of the Restated Agreement and Plan of Reorganization is subject to the approval of the shareholders of Carlisle and the Company and to approval by the appropriate bank regulatory authorities.
The number of shares of common stock of the Company to be exchanged will be determined by dividing $13,025,000, plus after-tax earnings of Carlisle between January 1, 1996 and the closing date, by the average sales price of the Company's common stock for all trades occurring during the ten (10) days on which one or more trades actually takes place and which ends immediately prior to the second trading day preceding the closing date. The closing date is expected to be August 30, 1996, but may be extended by the mutual consent of the parties.

         Carlisle is a multi-bank holding company incorporated and organized under the laws of the State of Arkansas with three bank subsidiaries, Citizens Bank and Trust located in Carlisle, Arkansas, Hazen First State Bank located in Hazen, Arkansas, and FirstBank of Arkansas located in Brinkley, Arkansas. Carlisle has in excess of 100 million in assets and with the Carlisle acquisition, the company will have assets of approximately $1.47 billion.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report or are incorporated by references to previously filed materials.

 EXHIBIT NO.               DESCRIPTION OF EXHIBIT
 -----------               ----------------------
    2              Restated Agreement and Plan of Reorganization Between First
                   United Bancshares, Inc. and Carlisle Bancshares, Inc. and
                   Plan of Merger Attached as Exhibit A thereto is incorporated hereby by reference as previously filed by the Company in its
                   Form S-4 Registration Statement, as amended, under the
                   Securities Act of 1933, Registration Statement No. 333-06185
                   as filed with the Securities and Exchange Commission on
                   July 10, 1996 which became effective on July 12, 1996.


   27              Financial Data Schedule.




         REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

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


                                 BY /s/ James V. Kelley
                                    -------------------------------------
                                    James V. Kelley

                                    Chairman, President and  Chief
                                    Executive Officer


                                 BY /s/ John E. Burns
                                    -------------------------------------
                                    John  E. Burns

                                    Chief Financial Officer and Principal
                                    Accounting  Officer





Date: August 9, 1996

                                EXHIBIT INDEX



 EXHIBIT NO.               DESCRIPTION OF EXHIBIT
 -----------               ----------------------

    2 Restated Agreement and Plan of Reorganization Between First United Bancshares, Inc. and Carlisle Bancshares, Inc. and Plan of Merger Attached as Exhibit A thereto is incorporated hereby by reference as previously filed by the Company in its Form S-4 Registration Statement, as amended, under the Securities Act of 1933, Registration Statement No. 333-06185 as filed with the Securities and Exchange Commission on July 10, 1996 which became effective on July 12, 1996.


   27              Financial Data Schedule.