Form 10-Q
period 1996-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1996-11-14
CIK 355883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                               September 30, 1996

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1996 was 8,246,208.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1996




                                     INDEX


 PART I.             FINANCIAL INFORMATION:

 Item 1.             Consolidated Statements of Condition,
                     September 30, 1996 and December 31,          3
                     1995.

                     Consolidated Statements of Income for
                     the Three and Nine Months Ended
                     September 30, 1996 and 1995.                 4

                     Consolidated Statements of Cash Flow
                     for the Nine Months Ended September 30,
                     1996 and 1995.                               5

                     Notes to Consolidated Financial
                     Statements.                                  6

 Item 2.             Management`s Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                7 - 13


 PART II.            OTHER INFORMATION

 Item 1.             Legal Proceedings                           N/A

 Item 2.             Change in Securities                        14

 Item 3.             Defaults Upon Senior Securities             N/A

 Item 4.             Submission of Matters to a Vote of
                     Security Holders                            14

 Item 5.             Other Information                           14

 Item 6.             Exhibits and Reports on Form 8-K            15

                     Signatures                                  16

Part I.                 FIRST UNITED BANCSHARES, INC.
Item 1              CONSOLIDATED STATEMENTS OF CONDITION

                                                                              September 30,         December 31,
                                                                                  1996                  1995
                                                                              -------------         ------------
 (In thousands)
 ASSETS
 Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . .           $     80,475         $     50,485
                                                                               ------------         ------------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
   Under Agreements to Resell  . . . . . . . . . . . . . . . . . . .                 34,786               31,658
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .                 28,925               24,252
                                                                               ------------         ------------
    Total Short-Term Investments . . . . . . . . . . . . . . . . . .                 63,711               55,910
                                                                               ------------         ------------
 Securities Available-for-Sale . . . . . . . . . . . . . . . . . . .                388,518              339,028
                                                                               ------------         ------------
 Investment Securities . . . . . . . . . . . . . . . . . . . . . . .                219,758              201,093
                                                                               ------------         ------------
 Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                719,209              644,097
   Unearned Discount . . . . . . . . . . . . . . . . . . . . . . . .                 (2,132)              (1,979)
   Allowance for Possible Loan Losses  . . . . . . . . . . . . . . .                (11,638)             (10,581)
                                                                               ------------         ------------
    Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .                705,439              631,537
                                                                               ------------         ------------
 Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . .                 29,091               26,319
                                                                               ------------         ------------
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,670               11,761
                                                                               ------------         ------------
 Other Real Estate . . . . . . . . . . . . . . . . . . . . . . . . .                    473                  712
                                                                               ------------         ------------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 21,286               19,175
                                                                               ------------         ------------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .           $  1,520,421         $  1,336,020
                                                                               ============         ============

 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    240,952         $    193,533
   Savings and Interest-Bearing Demand . . . . . . . . . . . . . . .                387,950              346,119
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                666,302              588,262
                                                                               ------------         ------------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              1,295,204            1,127,914
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase  . . . . . . . . . . . . . . . . .                 40,904               46,895
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 26,374               13,974
 Notes Payable:
   Unaffiliated Bank . . . . . . . . . . . . . . . . . . . . . . . .                  8,629               11,832
   Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . .                  5,000                5,000
                                                                               ------------         ------------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,376,111            1,205,615
                                                                               ------------         ------------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares authorized in 1996
   and 1995; none outstanding) . . . . . . . . . . . . . . . . . . .                    -0-                  -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized; 8,246
        shares outstanding in 1996 and 7,738 outstanding in 1995)  .                  8,246                7,738
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13,297               10,971
 Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . .                124,556              110,432
 Net Unrealized Gains (Losses) on Securities Available-for- Sale . .                 (1,789)               1,264
                                                                               ------------         ------------
    Total Capital Accounts . . . . . . . . . . . . . . . . . . . . .                144,310              130,405
                                                                               ------------         ------------
    Total Liabilities and Capital Accounts . . . . . . . . . . . . .           $  1,520,421         $  1,336,020
                                                                               ============         ============

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                          -------------------------------------------------
 (In thousands, except share data)                          1996          1995          1996         1995
                                                          --------      --------      --------     --------
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . .      $ 16,988      $ 14,693      $ 49,835     $ 41,259
 Interest on Securities:
   Taxable Securities  . . . . . . . . . . . . . . .         8,389         7,418        24,452       21,791
   Nontaxable Securities . . . . . . . . . . . . . .         1,001           991         3,019        2,982
 Interest on Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell  . . . . . . . . . . . . . .           492           372         1,705        1,059
 Interest on Deposits in Banks . . . . . . . . . . .           252           126           806          509
                                                          --------      --------      --------     --------

     TOTAL INTEREST INCOME . . . . . . . . . . . . .        27,122        23,600        79,817       67,600
                                                          --------      --------      --------     --------

 INTEREST EXPENSE
 Interest on Deposits  . . . . . . . . . . . . . . .        11,718        10,482        34,853       29,460
 Interest on Federal Funds Purchased
   and Securities Sold Under
   Agreements to Repurchase  . . . . . . . . . . . .           458           514         1,808        1,244
 Interest on Notes Payable . . . . . . . . . . . . .           471           292         1,033          873
                                                          --------      --------      --------     --------

     TOTAL INTEREST EXPENSE  . . . . . . . . . . . .        12,647        11,288        37,694       31,577
                                                          --------      --------      --------     --------

     NET INTEREST INCOME . . . . . . . . . . . . . .        14,475        12,312        42,123       36,023
 Provision for Possible Loan Losses  . . . . . . . .           420           300         1,055          407
                                                          --------      --------      --------     --------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES . . . . . . . . . . .        14,055        12,012        41,068       35,616
                                                          --------      --------      --------     --------
 OTHER INCOME
 Service Charges on Deposit Accounts . . . . . . . .         1,326         1,098         3,791        3,104
 Trust Fee Income  . . . . . . . . . . . . . . . . .           486           441         1,384        1,314
 Security Gains (Losses) . . . . . . . . . . . . . .           (33)            6            12         (141)
 Other Operating Income  . . . . . . . . . . . . . .           841           628         2,419        1,958
                                                          --------      --------      --------     --------
     TOTAL OTHER INCOME  . . . . . . . . . . . . . .         2,620         2,173         7,606        6,235
                                                          --------      --------      --------     --------

 OTHER EXPENSE
 Salaries  . . . . . . . . . . . . . . . . . . . . .         3,910         3,372        11,586        9,824
 Pension and Other Employee Benefits . . . . . . . .         1,299         1,010         3,768        2,930
 Net Occupancy Expense . . . . . . . . . . . . . . .           923           840         2,609        2,262
 Equipment Expense . . . . . . . . . . . . . . . . .           558           421         1,777        1,291
 Data Processing Expense . . . . . . . . . . . . . .           478           411         1,431        1,223
 Other Operating Expenses  . . . . . . . . . . . . .         2,864         2,380         8,261        7,788
                                                          --------      --------      --------     --------
     TOTAL OTHER EXPENSE . . . . . . . . . . . . . .        10,032         8,434        29,432       25,318
                                                          --------      --------      --------     --------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .         6,643         5,751        19,242       16,533
 INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .         1,952         1,804         5,368        5,103
                                                          --------      --------      --------     --------
     NET INCOME  . . . . . . . . . . . . . . . . . .      $  4,691      $  3,947      $ 13,874     $ 11,430
                                                          ========      ========      ========     ========

 EARNINGS PER SHARE  . . . . . . . . . . . . . . . .      $   0.57      $   0.51      $   1.68     $   1.48
                                                          ========      ========      ========     ========

 CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . .      $   0.17      $   0.15      $   0.49     $   0.42
                                                          ========      ========      ========     ========

 AVERAGE SHARES ISSUED AND OUTSTANDING . . . . . . .         8,246         7,738         8,246        7,738
                                                          ========      ========      ========     ========

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                      1996                 1995
                                                                                    --------              --------
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 13,874              $ 11,430
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,971                 1,539
    Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . .                   786                   713
    Provision for Possible Loan Losses . . . . . . . . . . . . . . . .                 1,055                   407
    (Gain) Loss on Sales of Securities . . . . . . . . . . . . . . . .                   (12)                  141
    Accretion of Bond Discount, Net  . . . . . . . . . . . . . . . . .                  (894)               (1,289)
    (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . .                   626                 2,389
    Increase (Decrease) in Other Liabilities . . . . . . . . . . . . .                 1,286                12,149
                                                                                    --------              --------
 Net Cash Provided by Operating Activities . . . . . . . . . . . . . .                18,692                27,479
                                                                                    --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities  . . . . . . . . .                19,453                20,962
  Proceeds from Maturities of Securities Available-for-Sale  . . . . .                84,836                54,328
  Proceeds from Sales of Securities Available-for-Sale . . . . . . . .                11,621                41,734
  Purchase of Investment Securities  . . . . . . . . . . . . . . . . .               (23,773)              (31,922)
  Purchase of Available-for-Sale Securities  . . . . . . . . . . . . .              (128,649)              (89,077)
  (Increase) Decrease in Federal Funds, Net  . . . . . . . . . . . . .                (8,419)               12,962
  (Increase) Decrease in Other Short-Term Investments  . . . . . . . .                (4,673)              (12,183)
  (Increase) Decrease in Loans . . . . . . . . . . . . . . . . . . . .               (18,004)              (27,806)
  Capital (Additions) Retirements, Net . . . . . . . . . . . . . . . .                (3,267)               (6,536)
  Purchase of Subsidiary Bank  . . . . . . . . . . . . . . . . . . . .                    -0-              (19,079)
                                                                                    --------              ---------
 Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .               (70,875)              (56,617)
                                                                                    --------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits . .                78,663               (11,533)
  Increase (Decrease) in Time Deposits . . . . . . . . . . . . . . . .                 3,835                42,015
  Issuance of Notes Payable  . . . . . . . . . . . . . . . . . . . . .                    -0-               (1,718)
  Repayment of Notes Payable . . . . . . . . . . . . . . . . . . . . .                  (479)                   -0-
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                (4,061)               (3,250)
                                                                                    --------              --------
 Net Cash Provided by (Used in) Financing Activities . . . . . . . . .                77,958                25,514
                                                                                    --------              --------
 Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . .                25,775                (3,624)
 Cash and Cash Equivalents, Beginning  . . . . . . . . . . . . . . . .                54,700                49,419
                                                                                    --------              --------
 Cash and Cash Equivalents, Ending . . . . . . . . . . . . . . . . . .              $ 80,475              $ 45,795
                                                                                    ========              ========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank (Texarkana, Texas), Citizens Bank and Trust, Hazen First State Bank, FirstBank of Arkansas and First Stuttgart Bank and Trust Company. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of September 30, 1996 and the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month period ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       CHANGES IN ACCOUNTING POLICIES

         In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. First United adopted these statements on January 1, 1996. The adoption of these statements has not had a material effect on First United's financial condition and results of operations.

3.       RESULTS OF OPERATIONS

         The results for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results for the entire year of 1996. This report should be read in conjunction with First United's 1995 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1995 to conform to the 1996 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       BUSINESS COMBINATIONS

         On August 1, 1996, First United completed the acquisition of Carlisle Bancshares, Inc. (Carlisle). Carlisle, a $105 million bank holding company, is the parent company of Citizens Bank and Trust (Carlisle, AR), Hazen First State Bank (Hazen, AR), and FirstBank of Arkansas (Brinkley, AR). Under the agreement, Carlisle's shareholders received approximately 508,000 shares of First United common stock in exchange for all of the outstanding shares of Carlisle's common stock, subject to some adjustments. The merger was a tax-free exchange to Carlisle's shareholders and was accounted for as a pooling of interests. Operating results for 1996 have been restated to reflect the addition of Carlisle, accordingly, net income of approximately $1.2 million related to Carlisle for periods prior to its August 31, 1996 acquisition has been included in First United's results for the nine months ended September 30, 1996. First United's results for the three months ended September 30, 1996 include Carlisle's results for the entire three-month period. Prior year results have not been restated.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the nine months ended September 30, 1996 and 1995 amounted to $624,000 and $700,000, respectively.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Trust Company, N.A.("FUTC"), Citizens Bank and Trust ("Carlisle"), Hazen First State Bank ("Hazen"), FirstBank of Arkansas ("Brinkley") and First Stuttgart Bank and Trust Company ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.


RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1996 was $4.69 million, or $.57 per share compared with $3.95 million or $.51 per share during the same period in 1995. Net income for the nine months ended September 30, 1996 was $13.87 million or $1.68 per share compared with $11.43 million or $1.48 per share for the same period in 1995. The annualized return on average assets from continuing operations for the nine months ended September 30, 1996 and 1995 was 1.26% and 1.24% respectively, while the annualized return on average equity was 12.94% and 12.79% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.


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

         On a tax equivalent basis, net interest income for the first nine months of 1996 was $43.75 million compared with $37.63 million in the first nine months of 1995. Net interest income also increased when compared with 1994. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through September 30, 1996 was 4.32% compared with 4.39% and 4.29% for the years ended December 31, 1995 and 1994, respectively. First United expects no material change in the net interest margin through the remainder of 1996.

         First United has debt of approximately $13.63 million at September 30, 1996 and interest expense associated with this debt totaled $1.03 million during the first nine months of 1996 compared with $873 thousand during the same period in 1995. First United has made a principal payment of $872 thousand on its instalment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                        September 30,                      December 31,
                                             1996                     1995             1994
                                        -------------               ------------------------
 Yield on Earning asset                     7.94%                    8.07%            7.18%
 Break-even yield                           3.62%                    3.68%            2.89%
 Net interest margin                        4.32%                    4.39%            4.29%
 Net interest spread                        3.43%                    3.41%            3.51%



LOANS AND LEASES

         First United's gross loans and leases totaled $719.21 million at September 30, 1996 compared with $644.10 million at December 31, 1995. Although the Company experienced a comparatively large increase in loans of 11.66% primarily as a result of the acquisition of Carlisle, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1996, the Company does not anticipate a material further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                        September 30,                   December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                 $1,538                   $1,843           $  620
   Real Estate                             1,728                      724            1,427
   Consumer                                  127                       76               70
                                          ------                   ------           ------
                                          $3,393                   $2,643           $2,117
                                          ------                   ------           ------

 Past due 90 days or more:
   Commercial                             $  506                   $   83           $  197
   Real Estate                               530                      117              151
   Consumer                                  242                      272              207
                                          ------                   ------           ------
                                          $1,278                   $  472           $  555
                                          ------                   ------           ------

 Renegotiated Commercial
  Loans:                                  $  777                   $  851           $  326
                                          ------                   ------           ------

 Total non-performing Loans:              $5,448                   $3,966           $2,998
 Other Real Estate, Net                      566                      712              520
                                          ------                   ------           ------

 Total non-performing
  Assets:                                 $6,014                   $4,678           $3,518
                                          ======                   ======           ======

 Non-Performing Loans as a %
  of Outstanding Loans                      .76%                     .62%             .58%
 Non-Performing Assets as a
  % of Equity Capital                      4.17%                    3.59%            3.21%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1996.

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

         During the first nine months of 1996 First United made provisions for possible loan losses of $1.06 million compared with $407 thousand for the same period in 1995. Total non-performing loans increased $1.48 million from $3.97 million at December 31, 1995 to $5.45 million at September 30, 1996. Net charge-offs through September 30, 1996 totaled $1.1 million.

                                        September 30,             Year Ended December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 Allowance as a percentage of total
 loans and leases                         1.62%                    1.65%            1.88%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 214% at September 30, 1996 compared with 267% at December 31, 1995.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                        September 30,                   December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 (In thousands)
 Commercial & Financial                   $  4,383                 $  3,969         $4,756
 Real Estate                                 1,449                    1,307            923
 Consumer                                    2,323                    2,132          1,484
 Unallocated                                 3,483                    3,173          2,504
                                          --------                 --------         ------
   Total                                  $ 11,638                 $ 10,581         $9,667
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

         The table represented below is a comparison of the dollar and percentage change for each component of non- interest income:


                                                        Nine Months Ended
                                                          September 30,                        Change
                                                       ------------------               --------------------
                                                        1996        1995                  $               %
                                                       ------      ------               ------           ---
 (Dollars in Thousands)
 Service Charges on Deposit
 Accounts                                              $3,791      $3,104               $  687           22%
 Trust Income                                           1,384       1,314                   70            5%
 Security Gains (Losses)                                   12        (141)                 153           N/A
 Other Income                                           2,419       1,958                  461           24%
                                                       ------      ------               ------           ---
      Total Other Income                               $7,606      $6,235               $1,371           22%
                                                       ======      ======               ======           ===


Excluding security gains and losses, non-interest income increased approximately $1.22 million when comparing 1996 with 1995 results. This increase was primarily related to the acquisition of Carlisle which accounted for $585 thousand or 48.03% of the increase. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

   During the first nine months of 1996, First United had no security gains.

                                        September 30,                   December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 (In thousands)
 Market Value                            $218,912                 $202,949         $156,850
 Amortized Cost                           219,758                  201,093          164,357
                                         --------                 --------         --------
   Difference                            $   (846)                $  1,856         $ (7,507)
                                         ========                 ========         ========

         At September 30, 1996, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                        September 30,                   December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 (In thousands)
 Market Value                            $388,518                 $339,028         $324,679
 Amortized Cost                           391,174                  336,920          337,970
                                         --------                 --------         --------
   Difference                            $ (2,656)                $  2,108         $(13,291)
                                         ========                 ========         ========

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:



                                                        Nine Months Ended
                                                          September 30,                        Change
                                                       -------------------              --------------------
                                                        1996        1995                  $              %
                                                       -------     -------              ------         -----
 (Dollars in Thousands)
 Salaries                                              $11,586     $ 9,824              $1,762           18%
 Pension and Employee Benefits                           3,768       2,930                 838           29%
 Net Occupancy Expense                                   2,609       2,262                 347           15%
 Equipment Expense                                       1,777       1,291                 486           38%
 Data Processing Expense                                 1,431       1,223                 208           17%
 Other Operating Expense                                 8,261       7,788                 473            6%
                                                       -------     -------              ------         -----
      Total Non-Interest Expense                       $29,432     $25,318              $4,114           16%
                                                       =======     =======              ======         =====


         Pension and employee benefits increased approximately 29% during the first nine months of 1996 when compared with the same period in 1995 primarily as a result of the addition of Texarkana to First United's benefit plans which accounted for $204 thousand of the increase, as well as the acquisition of Carlisle which accounted for $216 thousand of the increase. The $29.43 million in total non-interest expense included approximately $1.91 million of non-interest expense at Carlisle.

INCOME TAXES

         The effective tax rate of First United for the nine month period ended September 30, 1996 was 27.9% compared to 30.9% for the same period in 1995. The decrease in the 1996 effective tax rate from 1995 was due primarily to lower taxes at Magnolia, primarily from the donation of real property, as well as amended short period tax returns at Alma and Stuttgart.

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

         First United's equity capital totaled $144.31 million at September 30, 1996, compared to the December 31, 1995 level of $130.40 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                        September 30,                   December 31,
                                             1996                  1995             1994
                                        -------------             ------------------------
 Equity Capital to Total Assets             9.60%                  9.67%           10.69%
 Primary Capital to Total Assets           10.30%                 10.39%           11.46%

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                          September 30,          Regulatory
                                                               1996             Requirements
                                                          -------------         ------------
 Total Capital/Total Assets                                   10.30%                6.00%
 Primary Capital/Total Assets                                 10.30%                5.50%
 Total Risk Based Capital                                     17.27%                8.00%
 Tier 1 Capital                                               16.02%                4.00%
 Leverage Ratio                                                8.91%                3.00%


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

         The Board of Directors of First United increased the annual cash dividend approximately 15%. The current annual dividend rate is $.68 per share compared with $.59 per share prior to the increase.

         The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1996:

                                        September 30,                 December 31,
                                             1996                1995             1994
                                        -------------           ------------------------
 Dividend payout ratio                  29.49%                   28.81%           27.53%

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES

         On August 30, 1996, First United Bancshares, Inc. (the "Company") acquired all of the issued and outstanding shares of common stock of Carlisle Bancshares, Inc., Little Rock, Arkansas ("Carlisle"), in exchange for the issuance of 506,717 shares of common stock, $1.00 par value, of the Company and satisfied unexercised stock options of Carlisle common stock by issuing an additional 1,383 shares of Company common stock. As of the date of this filing, the Company has issued and outstanding 8,246,208 shares of common stock, $1.00 par value. Said shares have been publicly registered with the Securities and Exchange Commission and are traded on the National Association of Securities Dealers Automated Quotation System under the symbol "UNTD". The above referenced issuance of common stock did not materially modify, limit or qualify the rights of the holders of the Company's common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 29, 1996, the Company held a special shareholders meeting where the Board of Directors of the Company submitted to the shareholders a proposal to vote upon the Restated Agreement and Plan of Reorganization, dated April 1, 1996 (the "Agreement"), by and between the Company and Carlisle Bancshares, Inc., where the Company would acquire all of the issued and outstanding shares of common stock of Carlisle Bancshares, Inc. in exchange for the issuance of the Company's common stock based upon an exchange formula as described in the Agreement. The exchange formula is more fully described in the Company's Form S-4 Registration Statement under the Securities Act of 1933, as amended, Registration No. 333-06185 as filed with the Securities and Exchange Commission on July 10, 1996, and which became effective on July 12, 1996, and in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 1996. Of the total shares voted at the special meeting 6,699,694 were voted in favor of the Agreement, 56,658 voted against the Agreement and 71,189 abstained from voting.

         The Board of Directors of the Company also submitted to the shareholders at the August 29, 1996 special shareholders meeting a proposed amendment to Article Seventh and a separate amendment to Article Tenth of the Company's Articles of Incorporation. The proposed amendment to Article Seventh would allow the Board of Directors to approve mergers or share exchanges without a stockholders vote if (i) the number of shares to be issued in the transaction does not exceed twenty percent (20%) of the number of shares issued and outstanding immediately prior to consummation of the transaction and (ii) the total number of shares issued during any consecutive twelve month period in connection with such transactions does not exceed twenty percent (20%) of the number of shares of common stock outstanding immediately prior to consummation of the transaction. The proposed Amendment to Article Tenth would allow the Board of Directors to increase or decrease the number of directors by no more than thirty percent (30%) of the number last determined by stockholders and to fill new positions created. Of the total shares voted at the special meeting 6,386,494 were voted in favor of the amendment to Article Seventh, 363,162 voted against and 77,885 abstained from voting. A total of 6,451,504 shares were voted in favor of the amendment to Article Tenth, 311,952 voted against and 64,085 abstained from voting.

Item 5.  OTHER MATTERS

         Not Applicable.

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


     27                 Financial Data Schedule.


REPORTS ON FORM 8-K

         On September 9, 1996, First United filed a Current Report on
Form 8-K under Items 2 and 7 regarding the Company's August 30, 1996 acquisition of all of the issued and outstanding shares of common stock in Carlisle Bancshares, Inc., Little Rock, Arkansas ("Carlisle") pursuant to a Restated Agreement and Plan of Reorganization, dated April 1, 1996, whereby the Company acquired all of the issued and outstanding shares of common stock of Carlisle in exchange for the issuance of 506,717 shares of Company common stock and satisfied unexercised stock options of Carlisle common stock by issuing an additional 1,383 shares of Company common stock.

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




                                        FIRST UNITED BANCSHARES, INC.


                                        BY /s/ James V. Kelley
                                           -----------------------------------
                                           James V. Kelley
                                           Chairman, President and  Chief
                                           Executive Officer



                                        BY /s/ John E. Burns
                                           -----------------------------------
                                           John  E. Burns
                                           Chief Financial Officer and Principal
                                           Accounting  Officer





Date: November 14, 1996

                                 EXHIBIT INDEX

     Exhibit
      Index                          Description of Exhibit
     -------                         -----------------------

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


         27      Financial Data Schedule