Form 10-K405
period 1996-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1997-03-28
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996

                                      OR

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM              TO
                                            --------------   -------------

COMMISSION FILE NO. 0-11916

                         FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           ARKANSAS                                         71-0538646
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS              71730
------------------------------------------------            ----------
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (501) 863-3181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
                  TITLE OF CLASS                         WHICH REGISTERED
                  --------------                         ----------------
           Common Stock, $1.00 par value                    NASDAQ-NMS

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 1, 1997, 8,246,209 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $264,500,000.00. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1996 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-K
                               December 31, 1996



                        CROSS REFERENCE SHEET AND INDEX





ITEM NO.                                                                             LOCATION*
--------                                                                             ---------
                                    PART I.

Item  1.      Business.........................................................     Page 4 of Form 10-K

Item  2.      Properties.......................................................     Page 5 of Form 10-K

Item  3.      Legal Proceedings................................................     Page 5 of Form 10-K

Item  4.      Submission of Matters to a Vote
              of Security Holders..............................................     Not Applicable



                                   PART II.


Item  5.      Market for Registrant's Common Equity
              and Related Stockholder Matters..................................     Page 14 of the 1996
                                                                                    Annual Report
                                                                                    to Stockholders

Item  6.      Selected Financial Data..........................................     Page 20 of the 1996
                                                                                    Annual Report to
                                                                                    Stockholders

Item  7.      Managements's Discussion and Analysis
              of Financial Condition and Results of
              Operations.......................................................     Pages 4-19 of the
                                                                                    1996 Annual Report
                                                                                    to Stockholders

Item  8.      Financial Statements and Supplementary Data......................     Pages 23-40 of the
                                                                                    1996 Annual Report
                                                                                    to Stockholders

Item  9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...........................     Not Applicable

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1996


CROSS REFERENCE SHEET AND INDEX (CONTINUED)



                                   PART III.


ITEM NO.                                                                             LOCATION*
--------                                                                             ---------

Item 10.      Directors and Executive Officers of the
              Registrant ......................................................     Pages 41-43 of the
                                                                                    1996 Annual Report
                                                                                    to Stockholders


         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's
         Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                    PART IV.


Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..........................................     Page 7



*Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1996. The Registrant's 1996 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1996 Annual Report to Stockholders and Definitive Proxy Statement.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1996


                                     PART I

ITEM 1.       BUSINESS.

DESCRIPTION OF BUSINESS

         First United Bancshares, Inc. (First United) is a multi-bank holding company incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1996, First United acquired ten other banks in different cities within Arkansas and Texas. The banks acquired were the First National Bank of Magnolia (FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas (BNA), First Stuttgart Bank and Trust Company n\k\a First United Bank (FUB), FirstBank, Texarkana, Texas (FBTX), Citizens Bank & Trust of Carlisle (CBT), Hazen First State Bank of Hazen (HFSB) and First Bank of Arkansas of Brinkley
(FBA). First United formed First United Trust Company, N.A. (FUTC) in 1996. Each of the banks and the trust company are wholly-owned by First United.

         The banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. The trust company provides trust services and fiduciary functions of First United's affiliated banks except FBTX. For further discussion of First United operations, see pages 4 through 19 of the Annual Report, which is incorporated by reference to Item 7 in the Form 10-K.

COMPETITION

         The banking business is highly competitive. The banking and trust subsidiaries of First United compete actively with national and state banks, savings and loan associations, trust companies, securities dealers, mortgage bankers, finance companies and insurance companies.

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

         First United's eleven banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as national banking associations, FNBE, FNBM, MPBC, and CNBFS are subject to the regulation and supervision of the Comptroller of the Currency, while CBA, BNA, FUB, CBT, HFSB, and FBA are subject to the regulation of the Arkansas State Bank Department and FBTX is subject to the regulation of the Texas Department of Banking. FABE, MPBC, CNBFS, FNBM and FUTC are members of the Federal Reserve System and subject to regulation by the Federal Reserve Board. FUTC is also subject to regulation by the Comptroller of Currency.

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

EMPLOYEES

         At December 31, 1996, First United and its subsidiaries had approximately 639 full-time equivalent employees and considers its relationship with its employees to be good.


ITEM 2.       PROPERTIES.

PROPERTIES

         The eleven banking subsidiaries of First United hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in twenty-eight (28) communities throughout Arkansas and Texas. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United does not own or lease any real property. Minimal office space is required for First United's officers and employees and such space is provided without charge by FNBE. First United's data processing operations and FUTC are also located in facilities owned by FNBE.


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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

              James V. Kelley, 47              Chairman, President and Chief Executive Officer of First
                                               United since 1987; Chairman and Chief Executive Officer of
                                               FNBE since 1985.

              Robert G. Dudley, 64             Secretary of First United since 1983; President of
                                               FNBE since 1985.

              John E. Burns, 38                Vice President and Chief Financial Officer of First
                                               United since 1993; Vice President and Director of
                                               Audit from 1988 to 1993.


                          SIGNIFICANT OTHER EMPLOYEES



              Robert L. Jones, 61              President and Chief Executive Officer of FNBM since 1991;
                                               President and Chief Executive Officer of MPBC from 1984 to
                                               1991.

              Jim N. Harwood, 57               President and Chief Executive Officer of CNBFS since 1993;
                                               Executive Vice President of CNBFS from 1983 to 1993.

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


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's executive officers and other significant employees is included under the separate captions "Executive Officers of the Registrant" and "Significant Other Employees" at the end of Part I of this report. The remaining information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Executive Officers and Directors" on pages 41-43 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1996 fiscal year covered by this Annual Report on 10-K.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1996 fiscal year covered by this Annual Report on 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1996 fiscal year covered by this Annual Report on 10-K.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1996 fiscal year covered by this Annual Report on 10-K.


                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8-K.

ITEM 14(A)(1)     FINANCIAL STATEMENTS.

         The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1996 as required by Item 8, are:

                                                                                 Page(s) in 1996 Annual
                                                                                 Report to Stockholders
         Reports of Management and Independent Auditors ........................        Page 40
         Consolidated Statements of Condition as of
              December 31, 1996 and 1995 .......................................        Page 23
         Consolidated Statement of Income
              for the three years ended December 31, 1996, 1995 and 1994 .......        Page 24
         Consolidated Statements of Changes in Capital Accounts
              for the three years ended December 31, 1996, 1995 and 1994 .......        Page 25
         Consolidated Statements of Cash Flows
              for the three years ended December 31, 1996, 1995 and 1994 .......        Page 26
         Notes to Consolidated Financial Statements-December 31, 1996 ..........        Pages 28-39


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

          First United filed a current report on Form 8-K dated October 3, 1996, disclosing under Item 5 that the merger by and between First United and Carlisle was accounted for using the pooling of interest method and providing summary financial data of the combined operations of Carlisle and First United for the period ended September 30, 1996.

ITEM 14(c)        EXHIBITS.

         The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(d)        FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the17th day of March, 1997.



                                       FIRST UNITED BANCSHARES, INC.



                                       By:/s/ JOHN E. BURNS
                                         --------------------------------------
                                         John E. Burns, Chief Financial Officer




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

            SIGNATURE                                   TITLE                                DATE
/s/ JAMES V. KELLEY                     Chairman of the Board, President, Chief             March 17, 1997
--------------------------
James V. Kelley                         Executive Officer





/s/ JOHN E. BURNS                       Vice President, Chief Financial Officer,            March 17, 1997
--------------------------
John E. Burns                           Principle Accounting Officer




/s/ E. LARRY BURROW                                      Director                           March 17, 1997
--------------------------
E. Larry Burrow




                                                         Director                           March 17, 1997
--------------------------
Claiborne P. Deming

/s/ WILLIAM A. ECKERT, JR                               Director                                March 17, 1997
--------------------------
William A. Eckert, Jr.


/s/ ROY E. LEDBETTER                                    Director                                March 17, 1997
--------------------------
Roy E. Ledbetter


/s/ MICHAEL F. MAHONY                                   Director                                March 17, 1997
--------------------------
Michael F. Mahony


/s/ RICHARD H. MASON                                    Director                                March 17, 1997
--------------------------
Richard H. Mason


/s/ JACK W. MCNUTT                                      Director                                March 17, 1997
--------------------------
Jack W. McNutt


/s/ WILLIAM E. MORGAN                                   Director                                March 17, 1997
-------------------------
William E. Morgan


                                                        Director                                March 17, 1997
--------------------------
R. Madison Murphy


/s/ ROBERT C. NOLAN                                     Director                                March 17, 1997
--------------------------
Robert C. Nolan


/s/ PAULA M. O'CONNOR                                   Director                                March 17, 1997
--------------------------
Paula M. O'Connor


/s/ KATHERINE P. OZMENT                                 Director                                March 17, 1997
--------------------------
Katherine P. Ozment


/s/ CAL PARTEE, JR.                                     Director                                March 17, 1997
--------------------------
Cal Partee, Jr.

/S/ CHESLEY PRUET                                      Director                                 March 17, 1997
--------------------------
Chesley Pruet



                                                       Director                                 March 17, 1997
--------------------------
John D. Trimble, Jr.



/S/ RALPH C. WEISER                                    Director                                 March 17, 1997
--------------------------
Ralph C. Weiser



                                                       Director                                 March 17, 1997
--------------------------
David M. Yocum, Jr.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER          DESCRIPTION
 ------          -----------
    2     Restated Agreement and Plan of Reorganization between First United
          Bancshares, Inc. and Carlisle Bancshares, Inc. and Plan of Merger
          attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the Securities Act of 1933,
          Registration No. 333-06185 as filed with the Securities and Exchange
          Commission on June 18, 1996, and Amendment No. 1 thereto, filed on
          July 10, 1996, which became effective July 12, 1996) incorporated herein by reference.

    3(a)  Amended and Restated Articles of Incorporation of First United
          Bancshares, Inc.

    3(b)  Restated Bylaws of First United Bancshares, Inc. (Filed as Exhibit
          3(b) to the Annual Report on form 10-K for the Year Ended December
          31, 1995) incorporated herein by reference.

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

    11    Statement of Computation of Per Share Earnings (see page 24 of the
          Consolidated Financial Statements of First United Bancshares, Inc.
          contained in the 1996 Annual Report to Stockholders which is included herein as Exhibit 13).

    13    First United Bancshares, Inc. 1996 Annual Report to Stockholders.

    21    Subsidiaries of First United Bancshares, Inc.

    23    Consent of Arthur Andersen LLP.

    24    Power of Attorney (see signature page).

    27    Financial Data Schedule.