Form 10-Q
period 1997-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1997-05-14
CIK 355883

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                             ---------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 March 31, 1997

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

                             ---------------------


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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 1, 1997 was 8,246,209.

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997




                                     INDEX


 PART I.    FINANCIAL INFORMATION:

 Item 1.    Consolidated Statements of Condition, March 31,
            1997 and December 31, 1996.                           3

            Consolidated Statements of Income for the Three
            Months Ended March 31, 1997 and 1996.                 4

            Consolidated Statements of Cash Flow for the Three
            Months Ended March 31, 1997 and 1996.                 5

            Notes to Consolidated Financial Statements.           6

 Item 2.    Management`s Discussion and Analysis of Financial
            Condition and Results of Operation.                   7 - 13


 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings                                     N/A

 Item 2.    Change in Securities                                  N/A

 Item 3.    Defaults Upon Senior Securities                       N/A

 Item 4.    Submission of Matters to a Vote of Security
            Holders                                               N/A

 Item 5.    Other Information                                     14

 Item 6.    Exhibits and Reports on Form 8-K                      15

            Signatures                                            16

Part I.                   FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION

                                                                     March 31,     December 31,
                                                                       1997            1996
                                                                   ------------    ------------
 (In thousands)
 ASSETS
 Cash and Due From Banks .......................................   $     73,053    $     61,194
                                                                   ------------    ------------
 Short-Term Investments:
   Federal Funds Sold and Securities Purchased
     Under Agreements to Resell ................................         39,710          35,285
   Other Short-Term Investments ................................         18,375          21,593
                                                                   ------------    ------------
     Total Short-Term Investments ..............................         58,085          56,878
                                                                   ------------    ------------
 Securities Available-for-Sale .................................        429,401         420,953
                                                                   ------------    ------------
 Investment Securities .........................................        219,390         218,287
                                                                   ------------    ------------
 Total Loans ...................................................        730,726         723,018
   Unearned Discount ...........................................         (2,182)         (1,857)
   Allowance for Possible Loan Losses ..........................        (11,481)        (11,241)
                                                                   ------------    ------------
    Net Loans ..................................................        717,063         709,920
                                                                   ------------    ------------
 Premises and Equipment ........................................         29,530          29,524
                                                                   ------------    ------------
 Goodwill ......................................................         10,969          11,447
                                                                   ------------    ------------
 Other Real Estate .............................................            412             516
                                                                   ------------    ------------
 Other Assets ..................................................         22,141          22,320
                                                                   ------------    ------------
    Total Assets ...............................................   $  1,560,044    $  1,531,039
                                                                   ============    ============

 LIABILITIES
 Deposits:
   Demand ......................................................   $    223,017    $    221,473
   Savings and Interest-Bearing Demand .........................        404,296         391,874
   Time ........................................................        688,089         683,926
                                                                   ------------    ------------
    Total Deposits .............................................      1,315,402       1,297,273
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase ..............................         57,007          50,024
 Other Liabilities .............................................         14,169          11,715
 Notes Payable:
   Unaffiliated Bank ...........................................         17,414          17,426
   Affiliated Company ..........................................          5,000           5,000
                                                                   ------------    ------------
    Total Liabilities ..........................................      1,408,992       1,381,438
                                                                   ------------    ------------

 CAPITAL ACCOUNTS
 Preferred Stock (Par value of $1.00; 500 shares
   authorized in 1997 and 1996; none outstanding) ..............            -0-             -0-
 Common Stock (Par value of $1.00; 24,000 shares authorized;
   8,246 shares outstanding in 1997 and 1996) ..................          8,246           8,246
 Surplus .......................................................         13,297          13,297
 Undivided Profits .............................................        131,104         127,683
 Net Unrealized Gains (Losses) on Securities
   Available-for-Sale ..........................................         (1,595)            375
                                                                   ------------    ------------
    Total Capital Accounts .....................................        151,052         149,601
                                                                   ------------    ------------
    Total Liabilities and Capital Accounts .....................   $  1,560,044    $  1,531,039
                                                                   ============    ============

See the accompanying notes to these financial statements.

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
 (In thousands, except share data)                             1997       1996
                                                             --------   --------
 INTEREST INCOME
 Interest and Fees on Loans ..............................   $ 16,627   $ 16,235
 Interest on Securities:
   Taxable Securities ....................................      9,032      7,895
   Nontaxable Securities .................................        981      1,011
 Interest on Federal Funds Sold and
   Securities Purchased Under Agreements to Resell .......        506        707
 Interest on Deposits in Banks ...........................        272        261
                                                             --------   --------

     TOTAL INTEREST INCOME ...............................     27,418     26,109
                                                             --------   --------

 INTEREST EXPENSE
 Interest on Deposits ....................................     11,805     11,543
 Interest on Federal Funds Purchased
   and Securities Sold Under Agreements to Repurchase ....        673        618
 Interest on Notes Payable ...............................        361        299
                                                             --------   --------

     TOTAL INTEREST EXPENSE ..............................     12,839     12,460
                                                             --------   --------


     NET INTEREST INCOME .................................     14,579     13,649
 Provision for Possible Loan Losses ......................        359         93
                                                             --------   --------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ...........................     14,220     13,556
                                                             --------   --------

 OTHER INCOME
 Service Charges on Deposit Accounts .....................      1,198      1,212
 Trust Income ............................................        689        443
 Security Gains (Losses) .................................         12         59
 Other Operating Income ..................................        885        888
                                                             --------   --------

     TOTAL OTHER INCOME ..................................      2,784      2,602
                                                             --------   --------
 OTHER EXPENSE
 Salaries ................................................      4,207      3,818
 Pension and Other Employee Benefits .....................      1,419      1,252
 Net Occupancy Expense ...................................        886        835
 Equipment Expense .......................................        624        607
 Data Processing Expense .................................        709        450
 Other Operating Expenses ................................      2,558      2,419
                                                             --------   --------
     TOTAL OTHER EXPENSE .................................     10,403      9,381
                                                             --------   --------

 INCOME BEFORE INCOME TAXES ..............................      6,601      6,777
 INCOME TAX EXPENSE ......................................      1,777      2,030
                                                             --------   --------
     NET INCOME ..........................................   $  4,824   $  4,747
                                                             ========   ========


 EARNINGS PER SHARE ......................................   $   0.59   $   0.58
                                                             ========   ========

 CASH DIVIDENDS PER SHARE ................................   $   0.17   $   0.15
                                                             ========   ========

 AVERAGE SHARES ISSUED AND OUTSTANDING ...................      8,246      8,246
                                                             ========   ========

See the accompanying notes to these financial statements.

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                           1997        1996
                                                                         --------    --------
 (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ..........................................................   $  4,824    $  4,747
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation .....................................................        667         649
    Amortization of Goodwill .........................................        284         262
    Provision for Possible Loan Losses ...............................        359          93
    Gain on Sales of Securities ......................................         (7)        (59)
    Accretion of Bond Discount, Net ..................................       (532)     (1,436)
    Decrease in Other Assets .........................................        477         569
    Increase (Decrease) in Other Liabilities .........................       (836)      1,742
                                                                         --------    --------
 Net Cash Provided by Operating Activities ...........................      5,236       6,567
                                                                         --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Investment Securities ..................     10,117      17,700
  Proceeds from Maturities of Securities Available-for-Sale ..........     38,318      29,991
  Proceeds from Sales of Securities Available-for-Sale ...............        596       3,540
  Purchase of Investment Securities ..................................     (8,304)    (18,921)
  Purchase of Available-for-Sale Securities ..........................    (51,709)    (55,700)
  (Increase) Decrease in Federal Funds, Net ..........................      5,848     (10,758)
  (Increase) Decrease in Other Short-Term Investments ................      3,218      (1,526)
  Increase in Loans ..................................................     (7,502)     (2,181)
  Capital Additions, Net .............................................       (673)     (1,155)
                                                                         --------    --------
 Net Cash Used in Investing Activities ...............................    (10,091)    (39,010)
                                                                         --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Demand, Savings and Interest-bearing Demand Deposits ...     13,966       4,615
  Increase in Time Deposits ..........................................      4,163      21,254
  Repayment of Notes Payable .........................................        (12)       (547)
  Dividends Paid .....................................................     (1,403)     (1,134)
                                                                         --------    --------
 Net Cash Provided by Financing Activities ...........................     16,714      24,188
                                                                         --------    --------
 Net Increase (Decrease) in Cash and Cash Equivalents ................     11,859      (8,255)
 Cash and Cash Equivalents, Beginning ................................     61,194      54,700
                                                                         --------    --------
 Cash and Cash Equivalents, Ending ...................................   $ 73,053    $ 46,445
                                                                         ========    ========

See the accompanying notes to these financial statements.

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank, Citizens Bank and Trust, FirstBank of Arkansas, Hazen First State Bank and First United Bank. All material intercompany transactions have been eliminated.

       The consolidated statements of condition as of March 31, 1997 and the related consolidated statements of income for the three month period ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three month period ended March 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.     BUSINESS COMBINATIONS

       On August 30, 1996, First United acquired all of the issued and outstanding common stock of Carlisle Bancshares, Inc., Little Rock, Arkansas, through the issuance of approximately 507,000 shares of First United common stock in a transaction accounted for as a pooling-of-interests. First United's financial statements for March 31, 1996 have been restated to include the results of Carlisle.

       On April 25, 1997, First United signed a definitive agreement with Fredonia Bancshares, Inc. ("Fredonia") whereby Fredonia would merge with and into First United of Texas, Inc., a wholly-owned subsidiary of First United, pending approval of Fredonia's shareholders and of regulatory authorities. Fredonia, a $240 million bank holding company, is the parent company of Fredonia State Bank (Nacogdoches, Texas). Under the agreement, Fredonia shareholders will receive approximately 1,600,000 shares of First United common stock in exchange for all of the outstanding shares of Fredonia's common stock and outstanding stock options. The merger is to be a tax-free exchange to Fredonia's shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the fourth quarter of 1997.

3.     RESULTS OF OPERATIONS

       The results for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire year of 1997. This report should be read in conjunction with First United's 1996 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.     PRIOR YEAR BALANCES

       Certain reclassifications have been made to previously reported balances for 1996 to conform to the 1997 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.     SUPPLEMENTARY DATA FOR CASH FLOWS

       Interest paid on notes payable during the three months ended March 31, 1997 and 1996 amounted to $174 thousand and $176 thousand, respectively. No income taxes were paid during the three months ended March 31, 1997 or 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, First United Trust Company, N.A. ("Trust Company"), The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), Citizens Bank and Trust ("Carlisle"), First Bank of Arkansas ("Brinkley"), Hazen First State Bank ("Hazen") and First United Bank ("Stuttgart"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

       Net income for the three months ended March 31, 1997 was $4.8 million, or $.59 per share compared with $4.7 million or $.58 per share during the same period in 1996. The annualized return on average assets from continuing operations for the three months ended March 31, 1997 and 1996 was 1.27% and 1.30% respectively, while the annualized return on average equity was 13.01% and 13.40% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from higher loan volume and a lower tax burden, both of which were partially offset by a higher provision for loan losses and higher operating expenses.

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

       On a tax equivalent basis, net interest income for the first three months of 1997 was $15.1 million compared with $14.2 million in the first three months of 1996. Net interest income also increased when compared with 1995. This increase in net interest income was primarily the result of an increase in total loans, which carry a higher interest rate, as well as higher interest income from the securities portfolio. The net interest margin through March 31, 1997 was 4.36% compared with 4.30% for the year ended December 31, 1996. Due primarily to competitive pressures, First United anticipates that margins for the remainder of 1997 will be substantially the same as that of 1996. During 1996 and 1997, First United maintained a short maturity structure of its investment portfolio in order to minimize the effect of any potential rise in interest rates.

       First United has debt of approximately $22.4 million at March 31, 1997 and interest expense associated with this debt totaled $361 thousand during the first three months of 1997. First United will make a principal payment of $1.1 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

       The following table is a comparison of the net interest margin:

                            March 31,      December 31,
                              1997       1996       1995
                            --------    ------------------
 Yield on Earning Assets      7.94%      8.05%      8.07%
 Break-even yield             3.58%      3.71%      3.68%

 Net interest margin          4.36%      4.34%      4.39%
 Net interest spread          3.51%      3.52%      3.41%


LOANS AND LEASES

       First United's gross loans and leases totaled $730.7 million at March 31, 1997 compared with $723 million at December 31, 1996. Although the Company experienced a modest increase in loans, overall loan volume ratios continue to be below peer averages. In light of the local economic outlook for the remainder of 1997, the Company does not anticipate a significant further increase in loan volume. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

       The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                                March 31,         December 31,
                                                  1997          1996      1995
                                                --------       ----------------
 (In thousands)
 Non-performing loans:
  Non-accrual loans:
   Commercial & Financial                        $  920        $  869    $1,843
   Real Estate                                    1,017         1,143       724
   Consumer                                         263           150        76
                                                 ------        ------    ------
                                                 $2,200        $2,162    $2,643
                                                 ------        ------    ------

 Past due 90 days or more:
   Commercial                                    $  157        $  282    $   83
   Real Estate                                      385           250       117
   Consumer                                         220           316       272
                                                 ------        ------    ------
                                                 $  762        $  848    $  472
                                                 ------        ------    ------

 Renegotiated Commercial
  Loans:                                         $  735        $  677    $  851
                                                 ------        ------    ------

 Total non-performing Loans:                     $3,697        $3,687    $3,966
 Other Real Estate, Net                             412           516       712
                                                 ------        ------    ------

 Total non-performing
  Assets:                                        $4,109        $4,203    $4,678
                                                 ======        ======    ======

 Non-Performing Loans as a %
  of Outstanding Loans                              .51%          .51%      .62%
 Non-Performing Assets as a
  % of Equity Capital                              2.72%         2.81%     3.59%


       All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1997.

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

       During the first three months of 1997 First United made provisions for possible loan losses of $359 thousand compared with $93 thousand for the same period in 1996. Total non-performing loans increased $10 thousand from $3.68 million at December 31, 1996 to $3.69 million at March 31, 1997. Net charge-offs through March 31, 1997 totaled $119 thousand.

                                                March 31,   Year Ended December 31,
                                                  1997          1996      1995
                                                ---------   -----------------------
Allowance as a percentage of total
loans and leases                                   1.58%         1.55%     1.65%


       The allowance for possible loan losses as a percentage of non-performing loans was approximately 311% at March 31, 1997 compared with 305% at December 31, 1996.

       The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                                               March 31,         December 31,
                                                 1997           1996      1995
                                               ---------       -----------------
 (In thousands)
 Commercial & Financial                         $ 4,024        $ 3,479   $ 3,969
 Real Estate                                      1,810          1,567     1,307
 Consumer                                         2,068          2,267     2,132
 Unallocated                                      3,579          3,928     3,173
                                                -------        -------   -------
   Total                                        $11,481        $11,241   $10,581
                                                =======        =======   =======


NON-INTEREST INCOME

       Management continues to emphasize that growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

       The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                       Three Months Ended
                                            March 31,              Change
                                       ------------------    ------------------
                                          1997     1996          $         %
                                         ------   ------      ------    ------
(Dollars in Thousands)

Service Charges on Deposit
Accounts                                 $1,198   $1,212      $  (14)       (1%)
Trust Income                                689      443         246        55%
Security Gains (Losses)                      12       59         (47)      (80%)
Other Income                                885      888          (3)       (1%)
                                         ------   ------      ------    ------
     Total Other Income                  $2,784   $2,602      $  182         7%
                                         ======   ======      ======    ======


Excluding security gains and losses, non-interest income increased approximately $229 thousand when comparing 1997 with 1996 results. This increase was primarily related to higher trust income within First United Trust Company, N.A.

       INVESTMENT SECURITIES

       During the first three months of 1997, First United had no security gains from sales of securities.

                                             March 31,           December 31,
                                               1997            1996       1995
                                             --------        -------------------
(In thousands)
Market Value                                 $219,464        $219,517   $202,949
Amortized Cost                                219,390         218,287    201,093
                                             --------        --------   --------
  Difference                                 $     74        $  1,230   $  1,856
                                             ========        ========   ========


       At March 31, 1997, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                         March 31,              December 31,
                                            1997              1996        1995
                                         ---------         ---------------------
(In thousands)
Market Value                             $ 429,401         $ 420,953   $ 339,028
Amortized Cost                             431,513           420,295     336,920
                                         ---------         ---------   ---------
  Difference                             $  (2,112)        $     658   $   2,108
                                         =========         =========   =========


NON-INTEREST EXPENSE

       Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                         Three Months Ended
                                              March 31,            Change
                                         ------------------   -----------------
                                           1997      1996        $         %
                                          -------   -------   -------   -------
(Dollars in Thousands)

Salaries                                  $ 4,207   $ 3,818   $   389        10%
Pension and Employee Benefits               1,419     1,252       167        13%
Net Occupancy Expense                         886       835        51         6%
Equipment Expense                             624       607        17         3%
Data Processing Expense                       709       450       259        57%
Other Operating Expense                     2,558     2,419       139         6%
                                          -------   -------   -------   -------
     Total Non-Interest Expense           $10,403   $ 9,381   $ 1,022        11%
                                          =======   =======   =======   =======


       Pension and employee benefits increased approximately 13% during the first three months of 1997 when compared with the same period in 1996, primarily as a result of higher salary expense.

       Data processing expense increased when compared to the prior period primarily as a result of one-time conversion costs related to the implementation of a new management information system and customer service systems.

INCOME TAXES

       The effective tax rate of First United for the three month period ended March 31, 1997 was 26.9% compared to 29.95% for the same period in 1996. The decrease in the 1997 effective tax rate from 1996 was due to an increase in the proportion of nontaxable income to total income.

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

       First United's equity capital totaled $151.05 million at March 31, 1997, compared to the December 31, 1996 level of $149.60 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months except as disclosed in Note 5 to these financial statements.

       The table presented below is a comparison of capital ratios:

                                                March 31,        December 31,
                                                  1997          1996      1995
                                                --------       ----------------
 Equity Capital to Total Assets                    9.77%         9.75%     9.67%
 Primary Capital to Total Assets                  10.43%        10.41%    10.39%


       The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                March 31,         Regulatory
                                                  1997           Requirements
                                                --------         ------------
 Total Capital/Total Assets                      10.43%              6.00%
 Primary Capital/Total Assets                    10.43%              5.50%

 Total Risk Based Capital                        18.06%              8.00%

 Tier 1 Capital                                  16.81%              4.00%
 Leverage Ratio                                   9.15%              3.00%


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

       The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1997:

                                                March 31,         Year Ended,
                                                  1997          1996      1995
                                                --------       ----------------
 Dividend payout ratio                            29.06%        28.90%    28.81%

PART II
OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

       Not Applicable


Item 2. CHANGES IN SECURITIES

       Not Applicable


Item 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable


Item 5. OTHER MATTERS

              On August 30, 1996, First United acquired all of the issued and outstanding common stock of Carlisle Bancshares, Inc., Little Rock, Arkansas, through the issuance of approximately 507,000 shares of First United common stock in a transaction accounted for as a pooling of interests.

              On April 25, 1997, First United and Fredonia Bancshares, Inc., Nacogdoches, Texas ("Fredonia") entered into an Agreement and Plan of Reorganization whereby First United has agreed to acquire one hundred percent (100%) of the issued and outstanding shares of Fredonia in exchange for total consideration consisting of one million six hundred thousand (1,600,000) shares of fully paid and nonassessable shares of common stock, $1.00 par value of First United ("Purchase Price"). All of the issued and outstanding shares of Fredonia common stock, other than dissenting stockholders, shall be converted into the right to receive a pro rata portion of the Purchase Price based upon each Stockholder's of Fredonia pro rata ownership of the total number of issued and outstanding shares of Fredonia common stock at the effective time of the merger. Fractional shares of First United common stock shall not be issued. Any Fredonia Shareholder or holder of options to purchase Fredonia common stock ("Options") entitled to receive a fractional share shall receive a cash payment in lieu thereof equal to the value of the fractional share based on the average sales price per share of First United common stock. The average price of First United Common stock is defined as the average sales price per share for all trades occurring during the period of ten (10) trading days on which one or more trades actually takes place and which ends immediately prior to the second trading day preceding the closing date ("Pricing Average"). Each outstanding Option to purchase Fredonia Common stock shall be converted into the right to receive First United Common stock equal to the appreciated value of the said Option as of the effective time of the merger as follows: The number of issued and outstanding shares of Fredonia common stock as of the effective time shall be divided into 1,600,000 to determine an option ratio. Said option ratio shall be multiplied by the number of shares subject to option to determine the interim shares. The interim shares shall be multiplied by the Pricing Average, the total option purchase price shall be subtracted from said amount and the result shall be divided by the Pricing Average to determine the number of shares of First United common stock to be issued to the optionholder.

              Fredonia is a bank holding company incorporated and organized under the laws of the State of Texas with one bank subsidiary, Fredonia State Bank, Nacogdoches, Texas, which it owns indirectly through its wholly owned subsidiary, Fredonia Bancshares of Delaware, Inc. Fredonia has roughly $240 million in assets and with the acquisition First United will have assets of approximately $1.80 billion. Consummation of the Agreement and Plan of Reorganization is subject to approval by the appropriate bank regulatory authorities.


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



                                           FIRST UNITED BANCSHARES, INC.


                                           BY  /s/ James V. Kelley
                                              ---------------------------------
                                              James V. Kelley

                                              Chairman, President and Chief
                                              Executive Officer



                                           BY  /s/ John E. Burns
                                              ---------------------------------
                                              John  E. Burns

                                              Chief Financial Officer and
                                              Principal Accounting Officer





Date:  May 13, 1997

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
