Form 10-Q
period 1997-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1997-08-11
CIK 355883

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                                --------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 June 30, 1997

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


                                 (870) 863-3181
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]        No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1997 was 8,246,209.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1997




                                     INDEX


PART I.   FINANCIAL INFORMATION:

Item 1.   Consolidated Statements of Condition,
          June 30, 1997 and December 31, 1996.                            3

          Consolidated Statements of Income for the
          Three and Six Months Ended June 30,
          1997 and 1996.                                                  4

          Consolidated Statements of Cash Flow for
          the Six Months Ended June 30, 1997 and
          1996.                                                           5

          Notes to Consolidated Financial
          Statements.                                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                                    7 - 13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               N/A

Item 2.   Change in Securities                                            N/A

Item 3.   Defaults Upon Senior Securities                                 N/A

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 15

          Signatures                                                       16

Part I.                  FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION



                                                                       June 30,      December 31,
                                                                         1997            1996
                                                                     ------------    ------------
(In thousands)
ASSETS
Cash and Due From Banks ..........................................   $     67,374    $     61,194
                                                                     ------------    ------------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
  Under Agreements to Resell .....................................         11,858          35,285
  Other Short-Term Investments ...................................         16,649          21,593
                                                                     ------------    ------------
   Total Short-Term Investments ..................................         28,507          56,878
                                                                     ------------    ------------
Securities Available-for-Sale ....................................        459,537         420,953
                                                                     ------------    ------------
Investment Securities ............................................        196,470         218,287
                                                                     ------------    ------------
Total Loans ......................................................        763,995         723,018
  Unearned Discount ..............................................         (2,117)         (1,857)
  Allowance for Possible Loan Losses .............................        (11,483)        (11,241)
                                                                     ------------    ------------
   Net Loans .....................................................        750,395         709,920
                                                                     ------------    ------------
Premises and Equipment ...........................................         30,270          29,524
                                                                     ------------    ------------
Goodwill .........................................................         10,693          11,447
                                                                     ------------    ------------
Other Real Estate ................................................            417             516
                                                                     ------------    ------------
Other Assets .....................................................         22,603          22,320
                                                                     ------------    ------------
   Total Assets ..................................................   $  1,566,266    $  1,531,039
                                                                     ============    ============

LIABILITIES
Deposits:
  Demand .........................................................   $    216,349    $    221,473
  Savings and Interest-Bearing Demand ............................        404,686         391,874
  Time ...........................................................        697,917         683,926
                                                                     ------------    ------------
   Total Deposits ................................................      1,318,952       1,297,273
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase .................................         58,030          50,024
Other Liabilities ................................................         11,153          11,715
Notes Payable:
  Unaffiliated Bank ..............................................         17,309          17,426
  Affiliated Company .............................................          5,000           5,000
                                                                     ------------    ------------
   Total Liabilities .............................................      1,410,444       1,381,438
                                                                     ------------    ------------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1997
  and 1996; none outstanding) ....................................            -0-             -0-
Common Stock (Par value of $1.00; 24,000 shares authorized; 8,246
    shares outstanding in 1997 and 1996) .........................          8,246           8,246
Surplus ..........................................................         13,297          13,297
Undivided Profits ................................................        134,202         127,683
Net Unrealized Gains (Losses) on Securities Available-for-Sale ...             77             375
                                                                     ------------    ------------
   Total Capital Accounts ........................................        155,822         149,601
                                                                     ------------    ------------
   Total Liabilities and Capital Accounts ........................   $  1,566,266    $  1,531,039
                                                                     ============    ============

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                          --------------------    -------------------
(In thousands, except share data)           1997        1996        1997       1996
                                          --------    --------    --------   --------
INTEREST INCOME
Interest and Fees on Loans ............   $ 17,133    $ 16,610    $ 33,760   $ 32,845
Interest on Securities:
  Taxable Securities ..................      9,404       8,187      18,436     16,082
  Nontaxable Securities ...............      1,001       1,007       1,982      2,018
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell ................        569         506       1,075      1,213
Interest on Deposits in Banks .........        223         276         495        537
                                          --------    --------    --------   --------

    TOTAL INTEREST INCOME .............     28,330      26,586      55,748     52,695
                                          --------    --------    --------   --------

INTEREST EXPENSE
Interest on Deposits ..................     12,159      11,593      23,964     23,136
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase ............        669         684       1,342      1,302
Interest on Notes Payable .............        455         310         816        609
                                          --------    --------    --------   --------

    TOTAL INTEREST EXPENSE ............     13,283      12,587      26,122     25,047
                                          --------    --------    --------   --------

    NET INTEREST INCOME ...............     15,047      13,999      29,626     27,648
Provision for Possible Loan Losses ....        274         572         633        665
                                          --------    --------    --------   --------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .........     14,773      13,427      28,993     26,983
                                          --------    --------    --------   --------

OTHER INCOME
Service Charges on Deposit Accounts ...      1,250       1,253       2,448      2,465
Trust Fee Income ......................        490         455       1,179        898
Security Gains (Losses) ...............         (8)        (14)          4         45
Other Operating Income ................        897         690       1,782      1,578
                                          --------    --------    --------   --------

    TOTAL OTHER INCOME ................      2,629       2,384       5,413      4,986
                                          --------    --------    --------   --------

OTHER EXPENSE
Salaries ..............................      4,302       3,855       8,509      7,673
Pension and Other Employee Benefits ...      1,351       1,221       2,770      2,473
Net Occupancy Expense .................        943         849       1,829      1,684
Equipment Expense .....................        593         613       1,217      1,220
Data Processing Expense ...............        755         496       1,464        946
Other Operating Expenses ..............      2,706       2,955       5,264      5,374
                                          --------    --------    --------   --------
    TOTAL OTHER EXPENSE ...............     10,650       9,989      21,053     19,370
                                          --------    --------    --------   --------

INCOME BEFORE INCOME TAXES ............      6,752       5,822      13,353     12,599
INCOME TAX EXPENSE ....................      2,005       1,386       3,782      3,416
                                          --------    --------    --------   --------
    NET INCOME ........................   $  4,747    $  4,436    $  9,571   $  9,183
                                          ========    ========    ========   ========

EARNINGS PER SHARE ....................   $   0.57    $   0.54    $   1.16   $   1.11
                                          ========    ========    ========   ========

CASH DIVIDENDS PER SHARE ..............   $   0.20    $   0.15    $   0.37   $   0.30
                                          ========    ========    ========   ========

AVERAGE SHARES ISSUED AND
  OUTSTANDING .........................      8,246       8,246       8,246      8,246
                                          ========    ========    ========   ========

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended June 30,
                                                                                ----------------------------
                                                                                  1997                1996
                                                                                --------            --------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..........................................................           $  9,571            $  9,183
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation .....................................................              1,437               1,345
   Amortization of Goodwill .........................................                565                 524
   Provision for Possible Loan Losses ...............................                633                 665
   (Gain) Loss on Sales of Securities ...............................                  4                 (45)
   Accretion of Bond Discount, Net ..................................              1,051                (516)
   (Increase) Decrease in Other Assets ..............................                  5                (386)
   Increase (Decrease) in Other Liabilities .........................               (562)             (5,560)
                                                                                --------            --------
Net Cash Provided by Operating Activities ...........................             12,704               5,210
                                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ..................             17,746              30,205
 Proceeds from Maturities of Securities Available-for-Sale ..........             75,571              48,189
 Proceeds from Sales of Securities Available-for-Sale ...............              3,064              14,999
 Purchase of Investment Securities ..................................            (17,646)            (28,238)
 Purchase of Available-for-Sale Securities ..........................            (96,856)            (90,325)
 (Increase) Decrease in Federal Funds, Net ..........................             31,433              11,904
 (Increase) Decrease in Other Short-Term Investments ................              4,944               2,633
 (Increase) Decrease in Loans .......................................            (41,108)            (17,929)
 Capital (Additions) Retirements, Net ...............................             (2,183)             (2,062)
                                                                                --------            --------
Net Cash Used in Investing Activities ...............................            (25,035)            (30,624)
                                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing Demand Deposits ...              7,688               7,893
 Increase (Decrease) in Time Deposits ...............................             13,991              21,231
 Repayment of Notes Payable .........................................               (117)             (3,508)
 Dividends Paid .....................................................             (3,051)             (2,450)
                                                                                --------            --------
Net Cash Provided by (Used in) Financing Activities .................             18,511              23,166
                                                                                --------            --------
Net Increase (Decrease) in Cash and Cash Equivalents ................              6,180              (2,248)
Cash and Cash Equivalents, Beginning ................................             61,194              54,700
                                                                                --------            --------
Cash and Cash Equivalents, Ending ...................................           $ 67,374            $ 52,452
                                                                                ========            ========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank (Texarkana, Texas),and First United Bank (Stuttgart, Arkansas). All material intercompany transactions have been eliminated.

     The consolidated statements of condition as of June 30, 1997 and the related consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six month period ended June 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   BUSINESS COMBINATIONS

     On April 25, 1997, First United signed a definitive agreement with Fredonia Bancshares, Inc. ("Fredonia") whereby Fredonia would merge with and into First United of Texas, Inc., a wholly-owned subsidiary of First United, pending approval of Fredonia's shareholders and of regulatory authorities. Fredonia, a $240 million bank holding company, is the parent company of Fredonia State Bank (Nacogdoches, Texas). Under the agreement, Fredonia shareholders will receive approximately 1,600,000 shares of First United common stock in exchange for all of the outstanding shares of Fredonia's common stock and outstanding stock options. The merger is to be a tax-free exchange to Fredonia's shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the third quarter of 1997.

     On June 18, 1997, First United signed a definitive agreement with City Bank and Trust of Shreveport ("CBT") having its principal office in Shreveport, Louisiana, whereby First United would acquire by merger all of the outstanding shares and stock options of CBT common stock. Consummation of the merger transaction is subject to approval of First United and CBT shareholders and of regulatory authorities. CBT, a bank chartered under the laws of the state of Louisiana, has over $60 million in total assets. Under the agreement, CBT shareholders will receive 425,000 shares of First United common stock. The merger is to be a tax-free exchange to CBT shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the fourth quarter of 1997.

3.   RESULTS OF OPERATIONS

     The results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results for the entire year of 1997. This report should be read in conjunction with First United's 1996 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.   PRIOR YEAR BALANCES

     Certain reclassifications have been made to previously reported balances for 1996 to conform to the 1997 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.   SUPPLEMENTARY DATA FOR CASH FLOWS

     Interest paid on notes payable during the six months ended June 30, 1997 and 1996 amounted to $387,000 and $324,000, respectively.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart") and First United Trust Company, N.A. ("FUTC"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.


RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 1997 was $4.75 million, or $.57 per share compared with $4.44 million or $.54 per share during the same period in 1996. Net income for the six months ended June 30, 1997 was $9.57 million or $1.16 per share compared with $9.18 million or $1.11 per share for the same period in 1996. The annualized return on average assets from continuing operations for the six months ended June 30, 1997 and 1996 was 1.24% and 1.23% respectively, while the annualized return on average equity was 12.69% and 12.76% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.


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

     On a tax equivalent basis, net interest income for the first six months of 1997 was $30.69 million compared with $28.73 million in the first six months of 1996. Net interest income also increased when compared with 1995. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through June 30, 1997 was 4.33% compared with 4.34% and 4.39% for the years ended December 31, 1996 and 1995, respectively. First United expects no material change in the net interest margin through the remainder of 1996.

     First United has debt of approximately $22.31 million at June 30, 1997 and interest expense associated with this debt totaled $816 thousand during the first six months of 1997 compared with $609 thousand during the same period in 1996. First United will make a principal payment of $1.3 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1997. Interest is payable quarterly on both notes.

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

     The following table is a comparison of the net interest margin:


                                   June 30,             December 31,
                                     1997              1996     1995
                                   --------            -----    -----
Yield on Earning asset               7.90%             8.05%    8.07%
Break-even yield                     3.57%             3.71%    3.68%

Net interest margin                  4.33%             4.34%    4.39%
Net interest spread                  3.47%             3.52%    3.41%


LOANS AND LEASES

     First United's gross loans and leases totaled $763.99 million at June 30, 1997 compared with $723.02 million at December 31, 1996. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

     Total loans increased 5.67% during the first six months of this year primarily as a result of above average economic conditions present in the Company's market areas. First United is continuing to emphasize loan growth in order to increase total revenues.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:



                                       June 30,    December 31,
                                        1997      1996      1995
                                       -------   ------    ------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial               $1,077    $  869    $1,843
  Real Estate                           1,029     1,143       724
  Consumer                                211       150        76
                                       ------    ------    ------
                                       $2,317    $2,162    $2,643
                                       ------    ------    ------

Past due 90 days or more:
  Commercial                           $  223    $  282    $   83
  Real Estate                             508       250       117
  Consumer                                184       316       272
                                       ------    ------    ------
                                       $  915    $  848    $  472
                                       ------    ------    ------

Renegotiated Commercial
 Loans:                                $  747    $  677    $  851
                                       ------    ------    ------

Total non-performing Loans:            $3,979    $3,687    $3,966
Other Real Estate, Net                    639       516       712
                                       ------    ------    ------

Total non-performing
 Assets:                               $4,618    $4,203    $4,678
                                       ======    ======    ======

Non-Performing Loans as a %
 of Outstanding Loans                     .61%      .51%      .62%
Non-Performing Assets as a
 % of Equity Capital                     2.96%     2.81%     3.59%


     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1997.

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

     During the first six months of 1997 First United made provisions for possible loan losses of $633 thousand compared with $665 thousand for the same period in 1996. Total non-performing loans increased $292 thousand from $3.69 million at December 31, 1996 to $3.98 million at June 30, 1997. Net charge-offs through June 30, 1997 totaled $391 thousand.


                                      June 30,   Year Ended December 31,
                                       1997         1996      1995
                                      ------       ------    ------
Allowance as a percentage of total
loans and leases                       1.51%        1.55%     1.65%


     The reserve for possible loan losses as a percentage of non-performing loans was approximately 289% at June 30, 1997 compared with 305% at December 31, 1996.

     The allocation of the allowance for possible loan losses by major categories of loans is as follows:



                         June 30,       December 31,
                           1997       1996       1995
                         --------   --------   --------
(In thousands)
Commercial & Financial   $  4,279   $  3,479   $  3,969
Real Estate                 1,675      1,567      1,307
Consumer                    2,456      2,267      2,132
Unallocated                 3,073      3,928      3,173
                         --------   --------   --------
  Total                  $ 11,483   $ 11,241   $ 10,581
                         ========   ========   ========


NON-INTEREST INCOME

     Management continues to emphasize growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                              Six Months Ended
                                  June 30,                 Change
                             ------------------      -------------------
                              1997        1996          $            %
                             ------      ------      ------       ------
(Dollars in Thousands)
Service Charges on Deposit
Accounts
Trust Income                 $2,448      $2,465      $  (17)        (.69)%
Security Gains (Losses)       1,179         898         281         31.29%
Other Income                      4          45         (41)      (91.11)%
     Total Other Income       1,782       1,578         204         12.93%
                             ------      ------      ------       -------
                             $5,413      $4,986      $  427          8.56%
                             ======      ======      ======       =======


Excluding security gains and losses, non-interest income increased approximately $468 thousand when comparing 1997 with 1996 results. This increase was primarily related to higher fee income from trust services offered by First United Trust Company. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

     During the first six months of 1997, First United had no security gains.



                 June 30,        December 31,
                   1997        1996       1995
                 --------    --------   --------
(In thousands)
Market Value     $196,255    $219,517   $202,949
Amortized Cost    196,470     218,287    201,093
                 --------    --------   --------
  Difference     $   (215)   $  1,230   $  1,856
                 ========    ========   ========

     At June 30, 1997, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE


                 June 30,       December 31,
                   1997       1996       1995
                 --------   --------   --------
(In thousands)
Market Value     $459,537   $420,953   $339,028
Amortized Cost    459,101    420,295    336,920
                 --------   --------   --------
  Difference     $    436   $    658   $  2,108
                 ========   ========   ========

NON-INTEREST EXPENSE

     Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                   Six Months Ended
                                       June 30,               Change
                                  -------------------   --------------------
                                    1997       1996        $             %
                                  --------   --------   --------       -----
(Dollars in Thousands)
Salaries                          $  8,509   $  7,673   $    836       10.90 %
Pension and Employee Benefits        2,770      2,473        297       12.01 %
Net Occupancy Expense                1,829      1,684        145        8.61 %
Equipment Expense                    1,217      1,220         (3)       (.25)%
Data Processing Expense              1,464        946        518       54.76 %
Other Operating Expense              5,264      5,374       (110)      (2.05)%
                                  --------   --------   --------       -----
     Total Non-Interest Expense   $ 21,053   $ 19,370   $  1,683        8.69 %
                                  ========   ========   ========       =====


     Pension and employee benefits increased approximately 12% during the first six months of 1997 when compared with the same period in 1996 primarily as a result of higher salary expense which is the basis for 401(k) and ESOP expense calculations.

INCOME TAXES

     The effective tax rate of First United for the six month period ended June 30, 1997 was 28.3% compared to 27.1% for the same period in 1996. The increase in the 1997 effective tax rate from 1996 was due primarily to a higher proportion of taxable income resulting from loan growth and increases in the taxable securities portfolio.

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

     First United's equity capital totaled $155.82 million at June 30, 1997, compared to the December 31, 1996 level of $149.60 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:


                                  June 30,        December 31,
                                    1997        1996        1995
                                  --------    --------    --------
Equity Capital to Total Assets        9.94%       9.75%       9.67%
Primary Capital to Total Assets      10.60%      10.41%      10.39%

     The table presented below is a comparison of First United's capital position with regulatory capital requirements:


                                 June 30,   Regulatory
                                   1997    Requirements
                                 -------   ------------
Total Capital/Total Assets        10.60%       6.00%

Primary Capital/Total Assets      10.60%       5.50%

Total Risk Based Capital          17.56%       8.00%

Tier 1 Capital                    16.31%       4.00%

Leverage Ratio                     9.33%       3.00%


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

     During the second quarter, the Board of Directors of First United increased the annual cash dividend rate approximately 17.6%. The current annual dividend rate is $.80 per share compared with $.68 per share prior to the increase.

     The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1997:


                                   June 30,         Year Ended,
                                     1997         1996        1995
                                   --------     --------    --------
Dividend payout ratio                31.88%       28.90%      28.81%

PART II
OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     Not Applicable

Item 2. CHANGES IN SECURITIES

     Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 27, 1997, First United held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders. The vote results in the election for directors were as follows:


     NAME OF DIRECTOR           FOR       WITHHELD    ABSTAINED    AGAINST
     E. Larry Burrow         7,168,394        479       4,796      1,464
     Claiborne P. Deming     7,101,869     67,004       4,796      1,464
     Tommy Hillman           7,138,647     30,226       4,796      1,464
     James V. Kelley         7,168,394        479       4,796      1,464
     Roy E. Ledbetter        7,168,394        479       4,796      1,464
     Michael F. Mahony       7,164,442      4,431       4,796      1,464
     Richard H. Mason        7,167,194      1,679       4,796      1,464
     Jack W. McNutt          7,168,394        479       4,796      1,464
     R. Madison Murphy       7,168,394        479       4,796      1,464
     Robert C. Nolan         7,168,394        479       4,796      1,464
     Cal Partee, Jr.         7,167,452        479       4,796      2,406
     Carolyn Tennyson        7,167,194      1,679       4,796      1,464
     John D. Trimble, Jr.    7,168,394        479       4,796      1,464


     At the annual meeting, 7,165,342 shares were voted in favor of ratification of Arthur Andersen LLP, 1,464 against, and 8,319 abstained from voting.

Item 5. OTHER MATTERS

          On April 25, 1997, First United and Fredonia Bancshares, Inc., Nacogdoches, Texas ("Fredonia") entered into an Agreement and Plan of Reorganization whereby First United has agreed to acquire one hundred percent (100%) of the issued and outstanding shares of Fredonia in exchange for total consideration consisting of one million six hundred thousand (1,600,000) shares of fully paid and nonassessable shares of common stock, $1.00 par value of First United. Fredonia is a bank holding company incorporated and organized under the laws of the State of Texas with one bank subsidiary, Fredonia State Bank, Nacogdoches, Texas, which it owns indirectly through its wholly owned subsidiary, Fredonia Bancshares of Delaware, Inc. Fredonia has roughly $240 million in assets and with the acquisition First United will have assets of approximately $1.80 billion.

          On June 18, 1997, First United and City Bank and Trust of Shreveport, Shreveport, Louisiana ("CBT") entered into an Agreement and Plan of Reorganization. CBT is a bank chartered under the laws of the state of Louisiana with over $60 million in assets. Under the Agreement, First United has agreed to acquire one hundred percent (100%) of the issued and outstanding shares of CBT in exchange for total consideration of Four Hundred Twenty-Five Thousand (425,000) shares of fully paid and nonassessable shares of common stock, $1.00 par value of First United ("Purchase Price"). All of the issued and outstanding shares of CBT common stock, other than dissenting stockholders, and all outstanding options to purchase common stock of CBT (the "CBT Stock Options"), shall be converted into the right to receive a pro rata portion of the Purchase Price based upon each Stockholder's and Optionholder's of CBT pro rata ownership of the total number of issued and outstanding shares and outstanding options of CBT common stock at the effective time of the merger. Fractional shares of First United common stock shall not be issued. Any CBT Shareholder or holder of options to purchase CBT common stock entitled to receive a fractional share shall receive a cash payment in lieu thereof equal to the value of the fractional share based on the average sales price per share of First United common stock. The average price of First United common stock is defined as the average sales price per share for all trades occurring during the period of ten (10) trading days on which one or more trades actually takes place and which ends immediately prior to the second trading day preceding the closing date. Each outstanding CBT Stock Option to purchase CBT common stock shall be converted into the right to receive First United common stock equal to the appreciated value of the said Option as of the effective time of the merger.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     The following exhibits are filed with this report or are incorporated by references to previously filed materials.

          EXHIBIT NO.               DESCRIPTION OF EXHIBIT
          -----------               ----------------------
               2        Agreement and Plan of Reorganization Between First
                        United Bancshares, Inc. and Fredonia Bancshares, Inc. and
                        Plan of Merger Attached as Exhibit A thereto is
                        incorporated hereby by reference as previously filed by the
                        Company in its Form S-4 Registration Statement, as
                        amended, under the Securities Act of 1933, Registration
                        Statement No. 333-30007 as filed with the Securities and
                        Exchange Commission on July 17, 1997 which became
                        effective on July 18, 1997.

              27        Financial Data Schedule.

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


                                        BY /s/ James V. Kelley
                                           -------------------------------------
                                           James V. Kelley

                                           Chairman, President and  Chief
                                           Executive Officer



                                        BY /s/ John E. Burns
                                           -------------------------------------
                                           John  E. Burns

                                           Chief Financial Officer and Principal
                                           Accounting  Officer





Date: August 13, 1997

                                 EXHIBIT INDEX


   EXHIBIT NO.               DESCRIPTION OF EXHIBIT
   -----------               ----------------------
        2        Agreement and Plan of Reorganization Between First
                 United Bancshares, Inc. and Fredonia Bancshares, Inc. and
                 Plan of Merger Attached as Exhibit A thereto is
                 incorporated hereby by reference as previously filed by the
                 Company in its Form S-4 Registration Statement, as
                 amended, under the Securities Act of 1933, Registration
                 Statement No. 333-30007 as filed with the Securities and
                 Exchange Commission on July 17, 1997 which became
                 effective on July 18, 1997.

       27        Financial Data Schedule.