Form 10-Q
period 1997-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1997-11-13
CIK 355883

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                              -------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                               September 30, 1997

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


                              -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                 No
                           ---                      ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1997 was 9,851,892.



================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997




                                      INDEX



PART I.                FINANCIAL INFORMATION:

Item 1.                Consolidated Statements of Condition, September 30,
                       1997 and December 31, 1996.                                                          3

                       Consolidated Statements of Income for the Three and
                       Nine Months Ended September 30, 1997 and 1996.                                       4

                       Consolidated Statements of Cash Flow for the Nine
                       Months Ended September 30, 1997 and 1996.                                            5

                       Notes to Consolidated Financial Statements.                                          6

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                                            7 - 13


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings                                                                  N/A

Item 2.                Change in Securities                                                                14

Item 3.                Defaults Upon Senior Securities                                                    N/A

Item 4.                Submission of Matters to a Vote of Security Holders                                N/A

Item 5.                Other Information                                                                   14

Item 6.                Exhibits and Reports on Form 8-K                                                    15

                       Signatures                                                                          16


Part I.                   FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION

                                                                               September 30,    December 31,
                                                                                   1997            1996
                                                                               -------------    ------------
(In thousands)
ASSETS
Cash and Due From Banks ...................................................     $    76,577      $    72,075
                                                                                -----------      -----------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
  Under Agreements to Resell ..............................................          26,721           44,677
  Other Short-Term Investments ............................................          18,842           21,593
                                                                                -----------      -----------
   Total Short-Term Investments ...........................................          45,563           66,270
                                                                                -----------      -----------
Securities Available-for-Sale .............................................         485,684          455,488
                                                                                -----------      -----------
Investment Securities .....................................................         245,315          276,314
                                                                                -----------      -----------
Total Loans ...............................................................         934,990          847,320
  Unearned Discount .......................................................          (3,445)          (3,065)
  Allowance for Possible Loan Losses ......................................         (13,491)         (12,655)
                                                                                -----------      -----------
   Net Loans ..............................................................         918,054          831,600
                                                                                -----------      -----------
Premises and Equipment ....................................................          33,608           32,688
                                                                                -----------      -----------
Goodwill ..................................................................          10,882           11,447
                                                                                -----------      -----------
Other Real Estate .........................................................             834            1,090
                                                                                -----------      -----------
Other Assets ..............................................................          25,770           26,020
                                                                                -----------      -----------
   Total Assets ...........................................................     $ 1,842,287      $ 1,772,992
                                                                                ===========      ===========
LIABILITIES
Deposits:
  Demand ..................................................................     $   263,176      $   254,426
  Savings and Interest-Bearing Demand .....................................         456,899          469,377
  Time ....................................................................         845,110          790,235
                                                                                -----------      -----------
   Total Deposits .........................................................       1,565,185        1,514,038
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........................................          55,734           50,024
Other Liabilities .........................................................          14,168           13,710
Notes Payable:
  Unaffiliated Bank .......................................................          17,250           17,426
  Affiliated Company ......................................................           5,000            5,000
                                                                                -----------      -----------
   Total Liabilities ......................................................       1,657,337        1,600,198
                                                                                -----------      -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1997
  and 1996; none outstanding) .............................................             -0-              -0-
Common Stock (Par value of $1.00; 24,000 shares authorized; 9,852
       shares outstanding in 1997 and 1996) ...............................           9,852            9,846
Surplus ...................................................................          22,295           21,975
Undivided Profits .........................................................         151,852          140,909
Net Unrealized Gains (Losses) on Securities Available-for-Sale ............             951               64
                                                                                -----------      -----------
   Total Capital Accounts .................................................         184,950          172,794
                                                                                -----------      -----------
   Total Liabilities and Capital Accounts .................................     $ 1,842,287      $ 1,772,992
                                                                                ===========      ===========


                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,

(In thousands, except share data)              1997          1996          1997        1996
                                             --------      --------      --------     --------
INTEREST INCOME
Interest and Fees on Loans .............     $ 21,346      $ 19,751      $ 60,990     $ 57,966
Interest on Securities:
  Taxable Securities ...................       10,470         9,532        31,403       28,086
  Nontaxable Securities ................        1,091         1,185         3,367        3,618
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell .................          528           644         1,775        2,006
Interest on Deposits in Banks ..........          164           269           659          806
                                             --------      --------      --------     --------


    TOTAL INTEREST INCOME ..............       33,599        31,381        98,194       92,482
                                             --------      --------      --------     --------

INTEREST EXPENSE
Interest on Deposits ...................       14,328        13,616        42,111       40,524
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase .............          775           506         2,120        1,810
Interest on Notes Payable ..............          288           424         1,104        1,033
                                             --------      --------      --------     --------


    TOTAL INTEREST EXPENSE .............       15,391        14,546        45,335       43,367
                                             --------      --------      --------     --------

    NET INTEREST INCOME ................       18,208        16,835        52,859       49,115
Provision for Possible Loan Losses .....          742           390         1,435          305
                                             --------      --------      --------     --------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ..........       17,466        16,445        51,424       48,810
                                             --------      --------      --------     --------

OTHER INCOME
Service Charges on Deposit Accounts ....        1,945         1,929         5,217        5,191
Trust Fee Income .......................          613           483         1,792        1,384
Security Gains (Losses) ................           (3)          (33)            1           12
Other Operating Income .................        1,239           691         3,385        2,508
                                             --------      --------      --------     --------


    TOTAL OTHER INCOME .................        3,794         3,070        10,395        9,095
                                             --------      --------      --------     --------

OTHER EXPENSE
Salaries ...............................        5,008         4,514        15,023       13,619
Pension and Other Employee Benefits ....        1,687         1,673         4,911        4,583
Net Occupancy Expense ..................        1,087         1,043         3,142        2,975
Equipment Expense ......................          814           677         2,282        2,129
Data Processing Expense ................          656           420         2,238        1,451
Other Operating Expenses ...............        3,271         3,281         9,305        9,332
                                             --------      --------      --------     --------
    TOTAL OTHER EXPENSE ................       12,523        11,608        36,901       34,089
                                             --------      --------      --------     --------


INCOME BEFORE INCOME TAXES .............        8,737         7,907        24,918       23,816
INCOME TAX EXPENSE .....................        2,696         2,321         7,360        6,735
                                             --------      --------      --------     --------
    NET INCOME .........................     $  6,041      $  5,586      $ 17,558     $ 17,081
                                             ========      ========      ========     ========

EARNINGS PER SHARE .....................     $   0.61      $   0.57      $   1.78     $   1.73
                                             ========      ========      ========     ========

CASH DIVIDENDS PER SHARE ...............     $   0.20      $   0.14      $   0.57     $   0.46
                                             ========      ========      ========     ========

AVERAGE SHARES ISSUED AND
OUTSTANDING ............................        9,852         9,852         9,852        9,852
                                             ========      ========      ========     ========


                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                   1997           1996
                                                                                ---------      ---------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ................................................................     $  17,558      $  17,081
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation ...........................................................         2,302          1,971
   Amortization of Goodwill ...............................................           307            786
   Provision for Possible Loan Losses .....................................         1,435            305
   (Gain) Loss on Sales of Securities .....................................            (1)           (12)
   Accretion of Bond Discount, Net ........................................        (1,518)          (894)
   (Increase) Decrease in Other Assets ....................................           764         (2,509)
   Increase (Decrease) in Other Liabilities ...............................           (20)         2,710
                                                                                ---------      ---------
Net Cash Provided by Operating Activities .................................        20,827         19,438
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ........................        27,800         19,453
 Proceeds from Maturities of Securities Available-for-Sale ................       119,937         85,754
 Proceeds from Sales of Securities Available-for-Sale .....................         8,922         11,621
 Purchase of Investment Securities ........................................       (20,686)       (24,353)
 Purchase of Available-for-Sale Securities ................................      (132,963)      (141,731)
 (Increase) Decrease in Federal Funds, Net ................................        23,666        (19,004)
 (Increase) Decrease in Other Short-Term Investments ......................         2,751         (4,673)
 (Increase) Decrease in Loans .............................................       (87,889)       (84,526)
 Capital (Additions) Retirements, Net .....................................        (3,222)        (4,614)
                                                                                ---------      ---------
Net Cash Used in Investing Activities .....................................       (61,684)      (162,073)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing Demand Deposits .........        (3,728)        63,251
 Increase (Decrease) in Time Deposits .....................................        54,875        105,153
 Repayment of Notes Payable ...............................................          (176)         6,995
 Dividends Paid ...........................................................        (5,612)        (4,562)
                                                                                ---------      ---------
Net Cash Provided by Financing Activities .................................        45,359        170,837
                                                                                ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......................         4,502         28,202
Cash and Cash Equivalents, Beginning ......................................        72,075         61,816
                                                                                ---------      ---------
Cash and Cash Equivalents, Ending .........................................     $  76,577      $  90,018
                                                                                =========      =========


                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank (Texarkana, Texas), First United Bank (Stuttgart, Arkansas) and Fredonia State Bank (Nacogdoches, Texas). All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of September 30, 1997 and the related consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine month period ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       BUSINESS COMBINATIONS

         On September 3, 1997, First United acquired all of the issued and outstanding common stock of Fredonia Bancshares, Inc., Nacogdoches, Texas, through the issuance of approximately 1,605,000 shares of First United common stock in a transaction accounted for as a pooling of interests. First United's financial statements for September 30, 1996 have been restated to include the results of Fredonia.

         On June 18, 1997, First United signed a definitive agreement with City Bank & Trust of Shreveport ("CBT") having its principal office in Shreveport, Louisiana, whereby First United would acquire by merger all of the outstanding shares and stock options of CBT common stock. Consummation of the merger transaction is subject to approval of First United and CBT shareholders and of regulatory authorities. CBT, a bank chartered under the laws of the state of Louisiana, has over $60 million in total assets. Under the agreement, CBT shareholders will receive 425,000 shares of First United common stock. The merger is to be a tax-free exchange to CBT shareholders and will be accounted for as a pooling of interests. The transaction is expected to be completed in the first quarter of 1998.

         On September 15, 1997, First United signed a definitive agreement with Citizens Bancshares of Hope, Inc. ("Citizens") having its principal office in Hope, Arkansas, whereby First United would acquire by merger all of the issued and outstanding shares of Citizens common stock. Consummation of the merger transaction is subject to approval of First United and Citizens shareholders and of regulatory authorities. Citizens, a bank holding company with over $260 million in assets, is incorporated and organized under the laws of the State of Arkansas and is the parent company of The Citizens National Bank of Hope, Peoples Bank & Loan Company (Lewisville, Arkansas), and Citizens Investment Services, Inc. Under the Agreement, Citizens shareholders will receive 1,570,000 shares of First United common stock. The merger is to be a tax-free exchange to citizens shareholders and will be accounted for as a pooling-of-interests. The transaction is expected to be completed in the first or second quarter of 1998.

3.       RESULTS OF OPERATIONS

         The results for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results for the entire year of 1997. This report should be read in conjunction with First United's 1996 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1996 to conform to the 1997 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.

5.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the nine months ended September 30, 1997 and 1996 amounted to $609,000 and $536,000 respectively.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), and Fredonia State Bank ("Nacogdoches"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.


RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1997 was $6.04 million, or $ .61 per share compared with $5.59 million or $.57 per share during the same period in 1996. Net income for the nine months ended September 30, 1997 was $17.56 million or $1.78 per share compared with $17.08 million or $1.73 per share for the same period in 1996. The annualized return on average assets from continuing operations for the nine months ended September 30, 1997 and 1996 was 1.30% and 1.33% respectively, while the annualized return on average equity was 13.29% and 13.83% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.


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

         On a tax equivalent basis, net interest income for the first nine months of 1997 was $55.30 million compared with $51.06 million in the first nine months of 1996. Net interest income also increased when compared with 1995. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through September 30, 1997 was 4.40% compared with 4.22% and 4.36% for the years ended December 31, 1996 and 1995, respectively. First United expects no material change in the net interest margin through the remainder of 1997.

         First United has debt of approximately $22.25 million at September 30, 1997 and interest expense associated with this debt totaled $1.10 million during the first nine months of 1997 compared with $1.03 million during the same period in 1996. First United will make a principal payment of $1.3 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an affiliated company matures in August of 1998. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:



                            September 30,          December 31,
                                1997              1996      1995
                         ------------------       ---------------
Yield on Earning asset          7.97%             7.87%     7.84%
Break-even yield                3.57%             3.65%     3.56%

Net interest margin             4.40%             4.22%     4.36%
Net interest spread             3.56%             3.52%     3.29%



LOANS AND LEASES

         First United's gross loans and leases totaled $934.99 million at September 30, 1997 compared with $847.30 million at December 31, 1996. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         Total loans increased 10.35% during the first nine months of this year primarily as a result of above average economic conditions present in the Company's market areas. First United is continuing to emphasize loan growth in order to increase total revenues.

The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                      September 30,            December 31,
                                          1997                1996      1995

                                      -------------         ------------------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                 $1,223             $  929      $1,865
  Real Estate                             1,329              1,667       1,284
  Consumer                                  272                288         174
                                         ------             ------      ------
                                         $2,824             $2,884      $3,323
                                         ------             ------      ------

Past due 90 days or more:
  Commercial                             $  248             $  287      $  173
  Real Estate                               445                358         208
  Consumer                                  277                340         312
                                         ------             ------      ------
                                         $  970             $  985      $  693
                                         ------             ------      ------

Renegotiated Commercial
 Loans:                                  $  536             $1,094      $1,325
                                         ------             ------      ------

Total non-performing Loans:              $4,330             $4,963      $5,341
Other Real Estate, Net                    1,024              1,090       1,306
                                         ------             ------      ------

Total non-performing
 Assets:                                 $5,354             $6,053      $6,647
                                         ======             ======      ======

Non-Performing Loans as a %
 of Outstanding Loans                       .46%               .59%        .71%
Non-Performing Assets as a
 % of Equity Capital                       2.89%              3.50%       4.43%



         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1997.

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

         During the first nine months of 1997 First United made provisions for possible loan losses of $1.43 million compared with $305 thousand for the same period in 1996. Total non-performing loans decreased $633 thousand from $4.96 million at December 31, 1996 to $4.33 million at September 30, 1997. Net charge-offs through September 30, 1997 totaled $601 thousand.

                                      September 30,      Year Ended December 31,
                                         1997               1996      1995

                                      -------------      -----------------------
Allowance as a percentage of total
loans and leases                          1.44%             1.49%     1.70%



         The reserve for possible loan losses as a percentage of non-performing loans was approximately 312% at September 30, 1997 compared with 255% at December 31, 1996.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:

                         September 30,                         December 31,
                             1997                            1996        1995

                         -------------                     -------------------
(In thousands)
Commercial & Financial     $ 4,315                         $ 3,479     $ 3,969
Real Estate                  1,949                           1,567       1,307
Consumer                     2,831                           2,267       2,132
Unallocated                  4,396                           5,342       5,474
                           -------                         -------     -------
  Total                    $13,491                         $12,655     $12,882
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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                 Nine Months Ended
                                   September 30,                         Change
                                 -----------------               ----------------------
                                 1997        1996                   $              %
                                 ----        ----                  ---            ---
(Dollars in Thousands)

Service Charges on Deposit
Accounts                       $ 5,217     $ 5,191               $    26           .50%
Trust Income                     1,792       1,384                   408         29.48%
Security Gains (Losses)              1          12                   (11)       (91.67)%
Other Income                     3,385       2,508                   877         35.00%
                               -------     -------               -------         -----
     Total Other Income        $10,395     $ 9,095               $ 1,300         14.29%
                               =======     =======               =======         =====


Excluding security gains and losses, non-interest income increased approximately $1.31 million when comparing 1997 with 1996 results. This increase was primarily related to higher fee income from trust services offered by First United Trust Company. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

         During the first nine months of 1997, First United had security gains of approximately $1 thousand.

                 September 30,                 December 31,
                     1997                   1996         1995

                 -------------           ----------------------
(In thousands)
Market Value       $247,367               $277,954     $274,235
Amortized Cost      245,315                276,314      271,735
                   --------               --------     --------
  Difference       $  2,052               $  1,640     $  2,500
                   ========               ========     ========



         At September 30, 1997, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                 September 30,                 December 31,
                     1997                   1996         1995

                 -------------           ----------------------

(In thousands)
Market Value       $485,684               $455,488     $375,767
Amortized Cost      483,930                455,300      373,862
                   --------               --------     --------
  Difference       $  1,754               $    188     $  1,905
                   ========               ========     ========


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                    Nine Months Ended
                                      September 30,                          Change
                                   -------------------                ----------------------
                                     1997       1996                      $             %
                                     ----       ----                     ---           ---
(Dollars in Thousands)

Salaries                            $15,023     $13,619               $ 1,404         10.31%
Pension and Employee Benefits         4,911       4,583                   328          7.16%
Net Occupancy Expense                 3,142       2,975                   167          5.61%
Equipment Expense                     2,282       2,129                   153          7.19%
Data Processing Expense               2,238       1,451                   787         54.24%
Other Operating Expense               9,305       9,332                   (27)         (.29%)
                                    -------     -------               -------         -----
     Total Non-Interest Expense     $36,901     $34,089               $ 2,812          8.25%
                                    =======     =======               =======         =====



         Pension and employee benefits increased approximately 7% during the first nine months of 1997 when compared with the same period in 1996 primarily as a result of higher salary expense which is the basis for 401(k) and ESOP contributions by First United.


INCOME TAXES

         The effective tax rate of First United for the nine month period ended September 30, 1997 was 29.5% compared to 28.3% for the same period in 1996. The increase in the 1997 effective tax rate from 1996 was due primarily to a higher proportion of taxable income resulting from loan growth and increases in the taxable securities portfolio.

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

         First United's equity capital totaled $184.95 million at September 30, 1997, compared to the December 31, 1996 level of $172.79 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:


                                    September 30,              December 31,
                                        1997                 1996      1995

                                    -------------           -----------------
Equity Capital to Total Assets          9.98%                9.75%      9.54%
Primary Capital to Total Assets        10.69%               10.35%     10.28%



         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                 September 30,      Regulatory
                                     1997          Requirements
                                     ----          ------------
Total Capital/Total Assets          10.69%             6.00%

Primary Capital/Total Assets        10.69%             5.50%

Total Risk Based Capital            17.78%             8.00%

Tier 1 Capital                      16.53%             4.00%

Leverage Ratio                       9.44%             3.00%



Note: Unrealized gains on securities available-for-sale have been excluded when computing capital ratios.

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

         The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1997:

                                  September 30,             Year Ended,
                                      1997           1996               1995

                                  -------------     -------------------------
Dividend payout ratio                  28.60%       25.72%              26.26%


ACCOUNTING STANDARDS

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements issued for periods ending after December 15, 1997. First United believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact that this Statement will have on the Company's consolidated results of operations or financial position. However, any impact will be in presentation only.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprises and Related information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. First United believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES

                  On September 3, 1997, First United Bancshares, Inc. ("First United") acquired all of the issued and outstanding shares of common stock of Fredonia Bancshares, Inc., Nacogdoches, Texas ("Fredonia"), in exchange for the issuance of 1,599,807 shares of common stock, $1.00 par value, of First United and satisfied unexercised stock options of Fredonia common stock by issuing an additional 5,876 shares of First United common stock. As of the date of this filing, First United has issued and outstanding 9,851,892 shares of common stock, $1.00 par value. Said shares have been publicly registered with the Securities and Exchange Commission and are traded on the National Association of Securities Dealers Automated Quotation System under the symbol "UNTD". The above referenced issuance of common stock did not materially modify, limit or qualify the rights of the holders of First United's common stock.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


Item 5.  OTHER INFORMATION

                  On June 18, 1997, First United and City Bank & Trust of Shreveport, Shreveport, Louisiana ("CBT") entered into an Agreement and Plan of Reorganization. CBT is a bank chartered under the laws of the state of Louisiana with over $60 million in assets. Under the Agreement, First United has agreed to acquire one hundred percent (100%) of the issued and outstanding shares of CBT and all outstanding options to acquire CBT common stock in exchange for total consideration of Four Hundred Twenty-Five Thousand (425,000) shares of fully paid and nonassessable shares of common stock, $1.00 par value, of First United

                  On September 15, 1997, First United signed a definitive agreement with Citizens Bancshares of Hope, Inc. ("Citizens"), having its principal office in Hope, Arkansas, whereby First United would acquire by merger all of the issued and outstanding shares of Citizens in exchange for total consideration consisting of one million five hundred seventy thousand (1,570,000) shares of fully paid and nonassessable shares of common stock, $1.00 par value, of First United. Citizens, a bank holding company with over $260 million in assets is incorporated and organized under the laws of the State of Arkansas and is the parent company of The Citizens National Bank of Hope, Peoples Bank & Loan company (Lewisville, Arkansas), and Citizens Investment Services, Inc.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         The following exhibits are filed with this report or are incorporated by references to previously filed materials.

      EXHIBIT NO.            DESCRIPTION OF EXHIBIT
      -----------            ----------------------
          2(a)    Agreement and Plan of Reorganization Between First United
                  Bancshares, Inc. and Fredonia Bancshares, Inc. and Plan of
                  Merger Attached as Exhibit A thereto is incorporated hereby by reference as previously filed by the Company in its Form
                  S-4 Registration Statement under the Securities Act of 1933,
                  Registration Statement No. 333-30007 as filed with the
                  Securities and Exchange Commission on June 25, 1997, and
                  Amendment No. 1 thereto, filed on July 17, 1997, which became effective on July 18, 1997.

          2(b)    Agreement and Plan of Reorganization Between First United
                  Bancshares, Inc. and City Bank and Trust of Shreveport and
                  Plan of Merger Attached as Exhibit A thereto is incorporated hereby by reference as previously filed by the Company in its Form S-4 Registration Statement, under the Securities Act of
                  1933, Registration Statement No. 333-37281 as filed with the
                  Securities and Exchange Commission on October 6, 1997, and
                  Amendment No. 1 thereto, filed on November 3, 1997, which became effective on November 4, 1997.


         27       Financial Data Schedule.


         REPORTS ON FORM 8-K

                  On September 16, 1997, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding the First United's September 3, 1997 acquisition of all of the issued and outstanding shares of common stock in Fredonia Bancshares, Inc., Nacogdoches, Texas ("Fredonia") pursuant to an Agreement and Plan of Reorganization, dated April 25, 1997, whereby First United acquired all of the issued and outstanding shares of common stock of Fredonia in exchange for the issuance of 1,599,807 shares of First United common stock and satisfied unexercised stock options of Fredonia common stock by issuing an additional 5,876 shares of First United common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          FIRST UNITED BANCSHARES, INC.


                                          BY /s/ James V. Kelley
                                             -------------------------------
                                             James V. Kelley

                                             Chairman, President and  Chief
                                             Executive Officer



                                          BY /s/ John E. Burns
                                             -------------------------------
                                             John  E. Burns

                                             Chief Financial Officer and
                                             Principal Accounting Officer


Date: November 13, 1997

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
27                Financial Data Schedule
