Form 10-K405
period 1997-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1998-03-31
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997

                                       OR

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM         TO
                                                  -------    -------
COMMISSION FILE NO. 0-11916

                          FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         ARKANSAS                                                71-0538646
--------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS                  71730
------------------------------------------------                ----------
(Address of principal executive office)                         (Zip Code)

       Registrant's telephone number, including area code: (870) 863-3181

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF CLASS                               WHICH REGISTERED
           --------------                          ------------------------
    Common Stock, $1.00 par value                         NASDAQ-NMS

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of March 1, 1998, 10,276,772 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $450,050,000.00. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1997 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1997



                         CROSS REFERENCE SHEET AND INDEX


                                     PART I.


ITEM NO.                                                                        LOCATION*
--------                                                                        ---------
Item  1.      Business . . . . . . . . . . . . . . . . . . . . . . . . .    Page 4 of Form 10-K

Item  2.      Properties . . . . . . . . . . . . . . . . . . . . . . . .    Page 5 of Form 10-K

Item  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . .    Page 5 of Form 10-K

Item  4.      Submission of Matters to a Vote
              of Security Holders  . . . . . . . . . . . . . . . . . . .    Page 5 of Form 10-K


                                    PART II.


Item  5.      Market for Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . . .    Page 11 of the 1997
                                                                            Annual Report
                                                                            to Stockholders

Item  6.      Selected Financial Data  . . . . . . . . . . . . . . . . .    Page 17 of the 1997
                                                                            Annual Report to
                                                                            Stockholders

Item  7.      Managements's Discussion and Analysis
              of Financial Condition and Results of
              Operations   . . . . . . . . . . . . . . . . . . . . . . .    Pages 3-16 of the
                                                                            1997 Annual Report
                                                                            to Stockholders

Item  8.      Financial Statements and Supplementary Data  . . . . . . .    Pages 20-37 of the
                                                                            1997 Annual Report
                                                                            to Stockholders

Item  9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure . . . . . . . . . .    Not Applicable

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1997


CROSS REFERENCE SHEET AND INDEX (CONTINUED)


                                    PART III.

ITEM NO.                                                                        LOCATION*
--------                                                                        ---------
Item 10.      Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . . . . . . . .    Pages 38-40 of the
                                                                            1997 Annual Report
                                                                            to Stockholders

         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's
         Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                    PART IV.


Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K  . . . . . . . . . . . . . . . . .    Page 7



*Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1997. The Registrant's 1997 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1997 Annual Report to Stockholders and Definitive Proxy Statement.

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1997

                                     PART I

ITEM 1.  BUSINESS.

DESCRIPTION OF BUSINESS

     First United Bancshares, Inc. (First United) is a multi-bank holding company incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1997, First United acquired twelve other banks in different cities within Arkansas, Louisiana and Texas. The banks acquired were the First National Bank of Magnolia
(FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas
(BNA), First Stuttgart Bank and Trust Company n\k\a First United Bank (FUB), FirstBank, Texarkana, Texas (FBTX), Citizens Bank & Trust of Carlisle (CBT Carlisle), Hazen First State Bank of Hazen (HFSB), First Bank of Arkansas of Brinkley (FBA), City Bank & Trust of Shreveport, Shreveport, Louisiana (CBT), and Fredonia State Bank, Nacogdoches, Texas (FSB). CBT Carlisle, HFSB and FBA were merged with and into FUB in 1997. First United formed First United Trust Company, N.A. (FUTC) in 1996. Each of the banks and the trust company are wholly-owned by First United.

     The banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. The trust company provides trust services and fiduciary functions of First United's affiliated banks which provide such services except that FBTX continues to act as the fiduciary for all of its accounts and FUB maintains a limited number of its accounts on a full service basis. For further discussion of First United operations, see pages 3 through 16 of the Annual Report, which is incorporated by reference to Item 7 in the Form 10-K.

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

     First United's ten banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as national banking associations, FNBE, FNBM, MPBC, and CNBFS are subject to the regulation and supervision of the Comptroller of the Currency, while CBA, BNA, and FUB are subject to the regulation of the Arkansas State Bank Department, CBT is subject to the regulation of the Louisiana Office of Financial Institutions and FBTX and FSB are subject to the regulation of the Texas Department of Banking. FABE, MPBC, CNBFS, FNBM and FUTC are members of the Federal Reserve System and subject to regulation by the Federal Reserve Board. FUTC is also subject to regulation by the Comptroller of Currency.

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

EMPLOYEES

     At December 31, 1997, First United and its subsidiaries had approximately 814 full-time equivalent employees and considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

PROPERTIES

     The ten (10) banking subsidiaries of First United hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in thirty-one (31) communities throughout Arkansas, Louisiana and Texas. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United does not own or lease any real property. Minimal office space is required for First United's officers and employees and such space is provided without charge by FNBE. First United's data processing operations and FUTC are also located in facilities owned by FNBE.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 17, 1997, the Company held a special shareholders meeting where the Board of Directors of the Company submitted to the shareholders a proposal to vote upon the Agreement and Plan of Reorganization, dated June 18, 1997 (the "Agreement"), by and between the Company and City Bank & Trust of Shreveport, where the Company would acquire all of the issued and outstanding shares of common stock of City Bank & Trust of Shreveport in exchange for the issuance of the Company's common stock as described in the Agreement. The acquisition is more fully described in the Company's Form S-4 Registration Statement under the Securities Act of 1933, as amended, Registration No. 333-37281 as filed with the Securities and Exchange Commission on October 6, 1997, and Amendment No. 1 thereto, filed on November 3, 1997, and which became effective on November 4, 1997, and in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, 1998. Of the total shares voted at the special meeting 7,664,725 were voted in favor of the Agreement, 10,744 voted against the Agreement and 102,587 abstained from voting.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         James V. Kelley, 48 . . . . . . . . . . . . Chairman, President and Chief Executive
                                                     Officer of First United since 1987; Chairman and Chief
                                                     Executive Officer of FNBE since 1985.

         Robert G. Dudley, 65  . . . . . . . . . . . Secretary of First United since 1983;
                                                     President of FNBE since 1985.

         John E. Burns, 39 . . . . . . . . . . . . . Senior Vice President and Chief Financial
                                                     Officer of First United since 1993;  Vice President and
                                                     Director of Audit from 1988 to 1993.

                           SIGNIFICANT OTHER EMPLOYEES


         Jim N. Harwood, 58  . . . . . . . . . . . . President and Chief Executive Officer of
                                                     CNBFS since 1993; Executive Vice President of CNBFS
                                                     from 1983 to 1993.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Common Stock and Dividends" on page 11 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Selected Financial Data" on page 17 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Analysis" on pages 3-16 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Statements and Notes" on pages 20-37 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's executive officers and other significant employees is included under the separate captions "Executive Officers of the Registrant" and "Significant Other Employees" at the end of Part I of this report. The remaining information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Executive Officers and Directors" on pages 41-43 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1997 fiscal year covered by this Annual Report on 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1997 fiscal year covered by this Annual Report on 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1997 fiscal year covered by this Annual Report on 10-K.

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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8-K.

ITEM 14(a)(1) FINANCIAL STATEMENTS.

     The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1997 as required by Item 8, are:

                                                                                                    Page(s) in 1997 Annual
                                                                                                    Report to Stockholders
         Reports of Management and Independent Auditors .............................                       Page 37
         Consolidated Statements of Condition as of
              December 31, 1997 and 1996 ............................................                       Page 20
         Consolidated Statement of Income
              for the three years ended December 31, 1997, 1996 and 1995 ............                       Page 21
         Consolidated Statements of Changes in Capital Accounts
              for the three years ended December 31, 1997, 1996 and 1995 ............                       Page 22
         Consolidated Statements of Cash Flows
              for the three years ended December 31, 1997, 1996 and 1995 ............                       Page 23
         Notes to Consolidated Financial Statements-December 31, 1997 ...............                       Pages 24-36


ITEM 14(a)(2) FINANCIAL STATEMENT SCHEDULES.

     Not applicable.

ITEM 14(a)(3) FINANCIAL STATEMENT SCHEDULES.

     The Exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(a)(3) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(b)    REPORTS ON FORM 8-K.

     On September 16, 1996, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding the Company's September 3, 1997 acquisition of all of the issued and outstanding shares of common stock in Fredonia Bancshares, Inc., Nacogdoches, Texas ("Fredonia") pursuant to an Agreement and Plan of Reorganization, dated April 25, 1997, whereby the Company acquired all of the issued and outstanding shares of common stock of Fredonia in exchange for the issuance of 1,599,807 shares of Company common stock and satisfied unexercised stock options of Fredonia common stock by issuing an additional 5,876 shares of Company common stock.

     First United filed a current report on Form 8-K dated October 3, 1997, providing under Item 5 supplemental financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, as well as certain unaudited supplemental consolidated financial information, giving retroactive effect to the merger with Fredonia.

     First United filed a current report on Form 8-K dated October 7, 1997, disclosing under Item 5 that the merger by and between First United and Fredonia was accounted for using the pooling of interest method and providing summary financial data of the combined operations of Fredonia and First United for the period ended October 31, 1997.

ITEM 14(c)        EXHIBITS.

     The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".

ITEM 14(d)        FINANCIAL STATEMENT SCHEDULES.

     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 1998.


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


     SIGNATURE                                   TITLE                                        DATE
     ---------                                   -----                                        ----

/s/ JAMES V. KELLEY                      Chairman of the Board, President, Chief          March 16, 1998
-----------------------                  Executive Officer
James V. Kelley


/s/ JOHN E. BURNS                        Vice President, Chief Financial Officer,         March 16, 1998
-----------------------                  Principle Accounting Officer
John E. Burns


/s/ E. LARRY BURROW                                Director                               March 16, 1998
-----------------------
E. Larry Burrow


/s/ CLAIBORNE P. DEMING                            Director                               March 16, 1998
-----------------------
Claiborne P. Deming

/s/ TOMMY HILLMAN                                        Director                      March 16, 1998
---------------------------
Tommy Hillman


                                                                                       March 16, 1998
/s/ ROY E. LEDBETTER                                     Director
---------------------------
Roy E. Ledbetter


/s/ MICHAEL F. MAHONY                                    Director                      March 16, 1998
---------------------------
Michael F. Mahony


---------------------------                              Director                      March 16, 1998
Richard H. Mason


/s/ JACK W. MCNUTT                                       Director                      March 16, 1998
---------------------------
Jack W. McNutt


/s/ GEORGE MIDDLEBROOK, III                              Director                      March 16, 1998
---------------------------
George Middlebrook, III


---------------------------                              Director                      March 16, 1998
R. Madison Murphy


/s/ ROBERT C. NOLAN                                      Director                      March 16, 1998
---------------------------
Robert C. Nolan


/s/ CAL PARTEE, JR.                                      Director                      March 16, 1998
---------------------------
Cal Partee, Jr.


/s/ CAROLYN TENNYSON                                     Director                      March 16, 1998
---------------------------
Carolyn Tennyson


/s/ JOHN D. TRIMBLE, JR.                                 Director                      March 16, 1998
---------------------------
John D. Trimble, Jr.

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1997



                                  EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION
--------------              -----------
    2(a)           Agreement and Plan of Reorganization between First United
                   Bancshares, Inc. and Fredonia Bancshares, Inc. and Plan of
                   Merger attached as Exhibit A thereto (previously filed by
                   First United in its Form S-4 Registration Statement under the
                   Securities Act of 1933, Registration No. 333-30007 as filed with the Securities and Exchange Commission on June 25, 1997,
                   and Amendment No. 1 thereto, filed on July 17, 1997, which became effective July 18, 1997) incorporated herein by
                   reference.

    2(b)           Agreement and Plan of Reorganization between First United
                   Bancshares, Inc. and City Bank & Trust of Shreveport and Plan of Merger attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the
                   Securities Act of 1933, Registration No. 333-37281 as filed with the Securities and Exchange Commission on October 6,
                   1997, and Amendment No. 1 thereto, filed on November 3, 1997, which became effective November 4, 1997) incorporated herein by reference.

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

    10(c)          Agreement and Plan of Reorganization between First United
                   Bancshares, Inc. and Citizens National Bancshares of Hope,
                   Inc. and Plan of Merger attached as Exhibit A thereto
                   (previously filed by First United in its Form S-4
                   Registration Statement under the Securities Act of 1933,
                   Registration No. 333-43637, as filed with the Securities and Exchange Commission on December 31, 1997, and Amendment No. 1 thereto, filed on February 3, 1998, which became effective
                   February 6, 1998) incorporated herein by reference.

    10(d)          Agreement and Plan of Reorganization between First United
                   Bancshares, Inc. and First Republic Bancshares, Inc. and Plan of Merger attached as Exhibit A thereto (previously filed by first United in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 333-44601 as filed with the Securities and Exchange Commission on January 21,
                   1998, and Amendment No. 1 thereto, filed on February 4, 1998, which became effective February 6, 1998) incorporated herein by reference.

    11 Statement of Computation of Per Share Earnings (see page 21 of the Consolidated Financial Statements of First United
                   Bancshares, Inc. contained in the 1997 Annual Report to
                   Stockholders which is included herein as Exhibit 13).

    13             First United Bancshares, Inc. 1997 Annual Report to
                   Stockholders.

    21             Subsidiaries of First United Bancshares, Inc.

    23(a)          Consent of Arthur Andersen LLP.

    23(b)          Consent of Axley & Rode LLP.

    24             Power of Attorney (see signature page).

    27             Financial Data Schedule.