Form 10-Q
period 1998-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1998-05-14
CIK 355883

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   ----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                 March 31, 1998

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

                                   ----------


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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 1, 1998 was 12,646,253.


================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998




                                      INDEX


PART I.                FINANCIAL INFORMATION:


Item 1.                Consolidated Statements of Condition, March 31, 1998
                       and December 31, 1997.
                                                                                                                   3

                       Consolidated Statements of Income for
                       the Three Months Ended March 31,
                       1998 and 1997.                                                                              4

                       Consolidated Statements of Cash Flow
                       for the Three Months Ended March 31,
                       1998 and 1997.                                                                              5

                       Notes to Consolidated Financial
                       Statements.                                                                                 6

Item 2.                Management`s Discussion and Analysis
                       of Financial Condition and Results of
                       Operation.                                                                                 7 - 12


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings                                                                           N/A

Item 2.                Change in Securities                                                                         13

Item 3.                Defaults Upon Senior Securities                                                             N/A

Item 4.                Submission of Matters to a Vote of
                       Security Holders                                                                             13

Item 5.                Other Information                                                                            14

Item 6.                Exhibits and Reports on Form 8-K                                                             14

                       Signatures                                                                                   15

Part I.                     FIRST UNITED BANCSHARES, INC.
Item 1                  CONSOLIDATED STATEMENTS OF CONDITION



                                                                                       March 31,      December 31,
                                                                                         1998             1997
                                                                                         ----             ----

(In thousands)
ASSETS
Cash and Due From Banks ........................................................     $   105,997      $    85,111
                                                                                     -----------      -----------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
  Under Agreements to Resell ...................................................          84,301           58,117
  Other Short-Term Investments .................................................          18,920           22,779
                                                                                     -----------      -----------
   Total Short-Term Investments ................................................         103,221           80,896
                                                                                     -----------      -----------
Securities Available-for-Sale ..................................................         638,893          664,405
                                                                                     -----------      -----------
Investment Securities ..........................................................         219,528          237,424
                                                                                     -----------      -----------
Total Loans ....................................................................       1,248,814        1,219,467
  Unearned Discount ............................................................          (6,135)          (6,133)
  Allowance for Possible Loan Losses ...........................................         (17,219)         (17,694)
                                                                                     -----------      -----------
   Net Loans ...................................................................       1,225,460        1,195,640
                                                                                     -----------      -----------
Premises and Equipment .........................................................          41,208           41,440
                                                                                     -----------      -----------
Goodwill .......................................................................          10,374           10,597
                                                                                     -----------      -----------
Other Real Estate ..............................................................           1,248              983
                                                                                     -----------      -----------
Other Assets ...................................................................          36,391           37,718
                                                                                     -----------      -----------
   Total Assets ................................................................     $ 2,382,320      $ 2,354,214
                                                                                     ===========      ===========

LIABILITIES
Deposits:
  Demand .......................................................................     $   310,578      $   309,700
  Savings and Interest-Bearing Demand ..........................................         552,164          531,197
  Time .........................................................................       1,160,007        1,149,262
                                                                                     -----------      -----------
   Total Deposits ..............................................................       2,022,749        1,990,159
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ...............................................          71,140           75,017
Other Liabilities ..............................................................          24,007           28,506
Notes Payable:
  Unaffiliated Bank ............................................................          20,337           22,165
  Affiliated Company ...........................................................           5,000            5,000
                                                                                     -----------      -----------
   Total Liabilities ...........................................................       2,143,233        2,120,847
                                                                                     -----------      -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1998
  and 1997; none outstanding) ..................................................             -0-              -0-
Common Stock (Par value of $1.00; 24,000 shares authorized; 12,647
      shares outstanding in 1998 and 1997) .....................................          12,647           12,647
Surplus ........................................................................          35,988           35,988
Undivided Profits ..............................................................         187,876          182,208
Net Unrealized Gains (Losses) on Securities Available-for-Sale .................           2,576            2,524
                                                                                     -----------      -----------
   Total Capital Accounts ......................................................         239,087          233,367
                                                                                     -----------      -----------
   Total Liabilities and Capital Accounts ......................................     $ 2,382,320      $ 2,354,214
                                                                                     ===========      ===========

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------

(In thousands, except share data)                         1998         1997
                                                          ----         ----

INTEREST INCOME
Interest and Fees on Loans .......................     $ 28,506     $ 24,371
Interest on Securities:
  Taxable Securities .............................       12,117       12,544
  Nontaxable Securities ..........................        1,631        1,555
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell ...........................          778          734
Interest on Deposits in Banks ....................          302          280
                                                       --------     --------

    TOTAL INTEREST INCOME ........................       43,334       39,484
                                                       --------     --------

INTEREST EXPENSE
Interest on Deposits .............................       18,865       17,424
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase .......................        1,000          838
Interest on Notes Payable ........................          348          361
                                                       --------     --------

    TOTAL INTEREST EXPENSE .......................       20,213       18,623
                                                       --------     --------

    NET INTEREST INCOME ..........................       23,121       20,861
Provision for Possible Loan Losses ...............          317          469
                                                       --------     --------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ....................       22,804       20,392
                                                       --------     --------

OTHER INCOME
Service Charges on Deposit Accounts ..............        2,256        2,007
Trust Fee Income .................................          526          692
Security Gains (Losses) ..........................          102           (1)
Other Operating Income ...........................        1,495        1,270
                                                       --------     --------

    TOTAL OTHER INCOME ...........................        4,379        3,968
                                                       --------     --------

OTHER EXPENSE
Salaries .........................................        6,494        5,921
Pension and Other Employee Benefits ..............        2,123        1,998
Net Occupancy Expense ............................        1,224        1,171
Equipment Expense ................................          978          917
Data Processing Expense ..........................        1,010          775
Other Operating Expenses .........................        4,093        3,602
                                                       --------     --------
    TOTAL OTHER EXPENSE ..........................       15,922       14,384
                                                       --------     --------

INCOME BEFORE INCOME TAXES .......................       11,261        9,976
INCOME TAX EXPENSE ...............................        3,064        2,760
                                                       --------     --------
    NET INCOME ...................................     $  8,197     $  7,216
                                                       ========     ========

EARNINGS PER SHARE ...............................     $   0.65     $   0.57
                                                       ========     ========

CASH DIVIDENDS PER SHARE .........................     $   0.20     $   0.17
                                                       ========     ========

AVERAGE SHARES ISSUED AND
OUTSTANDING ......................................       12,647       12,647
                                                       ========     ========

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               -------------------
                                                                               1998           1997
                                                                               ----           ----

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................................     $   8,197      $   7,216
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation ......................................................           996            777
   Amortization of Goodwill ..........................................           290            284
   Provision for Possible Loan Losses ................................           317            469
   (Gain) Loss on Sales of Securities ................................          (102)             1
   Accretion of Bond Discount, Net ...................................           (48)          (518)
   (Increase) Decrease in Other Assets ...............................          (995)           477
   Increase (Decrease) in Other Liabilities ..........................        (4,500)          (836)
                                                                           ---------      ---------
Net Cash Provided by Operating Activities ............................         6,145          7,870
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ...................        24,924         10,117
 Proceeds from Maturities of Securities Available-for-Sale ...........        96,659         50,818
 Proceeds from Sales of Securities Available-for-Sale ................         1,748            596
 Purchase of Investment Securities ...................................        (7,028)       (10,804)
 Purchase of Available-for-Sale Securities ...........................       (72,693)       (57,486)
 (Increase) Decrease in Federal Funds, Net ...........................       (31,807)         6,112
 (Increase) Decrease in Other Short-Term Investments .................         3,859          1,914
 (Increase) Decrease in Loans ........................................       (30,137)       (10,406)
 Capital (Additions) Retirements, Net ................................          (764)        (1,023)
                                                                           ---------      ---------
Net Cash Used in Investing Activities ................................       (15,239)       (10,162)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing Demand Deposits ....        21,845         19,722
 Increase (Decrease) in Time Deposits ................................        10,745         12,334
 Repayment of Notes Payable ..........................................           (81)           (12)
 Dividends Paid ......................................................        (2,529)        (1,403)
                                                                           ---------      ---------
Net Cash Provided by (Used in) Financing Activities ..................        29,980         30,641
                                                                           ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents .................        20,886         28,349
Cash and Cash Equivalents, Beginning .................................        85,111         72,075
                                                                           ---------      ---------
Cash and Cash Equivalents, Ending ....................................     $ 105,997      $ 100,424
                                                                           =========      =========

                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank (Texarkana, Texas), First United Bank (Stuttgart, Arkansas), Fredonia State Bank (Nacogdoches, Texas), City Bank & Trust of Shreveport (Shreveport, Louisiana), The Citizens National Bank of Hope (Hope, Arkansas), Peoples Bank & Loan Company (Lewisville, Arkansas), and First Republic Bank (Rayville, Louisiana). All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 1998 and the related consolidated statements of income for the three month period ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three month period ended March 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.


2.       BUSINESS COMBINATIONS

         On September 3, 1997, First United acquired all of the issued and outstanding common stock of Fredonia Bancshares, Inc., Nacogdoches, Texas, through the issuance of approximately 1,605,000 shares of First United common stock in a transaction accounted for as a pooling of interests.

         On December 31, 1997, First United acquired by merger all of the issued and outstanding common stock and unexercised stock options of City Bank & Trust of Shreveport, Shreveport, Louisiana, through the issuance of 424,880 shares of First United common stock in a transaction accounted for as a pooling of interests.

         On March 30, 1998, First United also acquired by merger all of the issued and outstanding common stock of Citizens National Bancshares of Hope, Inc., Hope, Arkansas, through the issuance of 1,569,887 shares of First United common stock in a transaction accounted for as a pooling of interests.

         On March 30, 1998, First United also acquired by merger all of the issued and outstanding common stock of First Republic Bancshares, Inc., Rayville, Louisiana("Republic"), including shares issuable to persons entitled to receive performance shares and holders of Republic debentures, through the issuance of 799,864 shares of First United common stock in a transaction accounted for as a pooling of interests.


3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 1998 are not necessarily indicative of the results for the entire year of 1998. This report should be read in conjunction with First United's 1997 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.


4.       PRIOR YEAR BALANCES

         Certain reclassifications have been made to previously reported balances for 1997 to conform to the 1998 presentation. Such reclassifications are of a normal recurring nature in accordance with Rule 10-02(b)(8) of Regulation S-X.


5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $8.249 million and $5.396 million for the quarters ended March 31, 1998 and 1997, respectfully.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the three months ended March 31, 1998 and 1997 amounted to $202,000 and $92,000 respectively.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

           The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, First United Trust Company, N.A. ("Trust Company"), The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), Fredonia State Bank ("Nacogdoches"), City Bank & Trust of Shreveport ("Shreveport"), The Citizens National Bank of Hope ("Hope"), Peoples Bank & Loan Company ("Lewisville"), and First Republic Bank ("Republic"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

           Net income for the three months ended March 31, 1998 was $8.20 million, or $.65 per share compared with $7.22 million or $.57 per share during the same period in 1997. The annualized return on average assets from continuing operations for the three months ended March 31, 1998 and 1997 was 1.42% and 1.30% respectively, while the annualized return on average equity was 14.31% and 13.02% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.

NET INTEREST INCOME

           Net interest income, the principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the funds obtained to carry them. Net interest income, as referred to in this discussion, is on a fully tax-equivalent basis, which adjusts for the tax-exempt status of income earned on certain loans and investments. The reported interest income for the tax-free assets is increased by the amount of tax savings less the nondeductible portion of interest expense incurred to acquire the tax-free assets. Net interest income is affected by variations in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

           On a tax equivalent basis, net interest income for the first three months of 1998 was $24.00 million compared with $21.70 million in the first three months of 1997. Net interest income also increased when compared with 1996. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through March 31, 1998 was 4.44% compared with 4.45% and 4.31% for the years ended December 31, 1997 and 1996, respectively. First United expects no material change in the net interest margin through the remainder of 1998.

           First United has debt of approximately $25.34 million at March 31, 1998 and interest expense associated with this debt totaled $.35 million during the first three months of 1998 compared with $.36 million during the same period in 1997. First United will make a principal payment of $1.1 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $ 5.00 million note payable to an affiliated company matures in August of 1998. Interest is payable quarterly on both notes.

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

           The following table is a comparison of the net interest margin:

                                         March 31,                            December 31,
                                           1998                            1997           1996
                                           ----                            ----           ----

Yield on Earning Assets                    8.21                            8.20           8.09
Break-even Yield                           3.70                            3.75           3.78

Net Interest Margin                        4.51                            4.45           4.31
Net Interest Spread                        3.73                            3.57           3.48

                                LOANS AND LEASES

           First United's gross loans and leases totaled $1,248.81 million at March 31, 1998 compared with $1,219.47 million at December 31, 1997. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

           Total loans increased 2.41% during the first three months of this year primarily as a result of above average economic conditions present in the Company's market areas. First United is continuing to emphasize loan growth in order to increase total revenues.

           The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                            March 31,                          December 31,
                                              1998                        1997           1996
                                            ---------                     -------------------

(In thousands)
Non-performing loans:
 Non-accrual loans:                         $ 2,760                      $ 1,437        $ 1,395
  Commercial & Financial                      1,297                        2,714          2,285
  Real Estate                                   389                          406            386
                                            -------                      -------        -------
  Consumer                                  $ 4,446                      $ 4,557        $ 4,066
                                            -------                      -------        -------


Past due 90 days or more:                   $ 1,696                      $ 1,268        $   787
  Commercial                                    316                        1,430          1,089
  Real Estate                                   254                          507            500
                                            -------                      -------        -------
  Consumer                                  $ 2,266                      $ 3,205        $ 2,376
                                            -------                      -------        -------

Renegotiated Commercial
 Loans:                                     $   913                      $ 1,008        $ 1,236
                                            -------                      -------        -------

Total non-performing Loans:                 $ 7,625                      $ 8,770        $ 7,678
Other Real Estate, Net                        1,562                        1,069          1,292
                                            -------                      -------        -------

Total non-performing
 Assets:                                    $ 9,187                      $ 9,839        $ 8,970
                                            =======                      =======        =======

Non-Performing Loans as a %
 of Outstanding Loans                           .61%                         .72%           .73%
Non-Performing Assets as a
 % of Equity Capital                           3.84%                        4.27%          4.31%

           All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1998.

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

           During the first three months of 1998 First United made provisions for possible loan losses of $317 thousand compared with $469 thousand for the same period in 1997. Total non-performing loans decreased $1.14 million from $8.77 million at December 31, 1997 to $7.63 million at March 31, 1998. Net charge-offs through March 31, 1998 totaled $765 thousand.

                                                                                        Year Ended
                                                        March 31,                      December 31,
                                                          1998                  1997                    1996
                                                        ---------               ----------------------------

Allowance as a percentage of total
loans and leases                                          1.38%                 1.45%                   1.42%

           The reserve for possible loan losses as a percentage of non-performing loans was approximately 227% at March 31, 1998 compared with 202% at December 31, 1997.

           The allocation of the allowance for possible loan losses by major categories of loans is as follows:


                                                        March 31,                       December 31,
                                                          1998                  1997                    1996
                                                        ---------               ----------------------------


(In thousands)
Commercial & Financial                                  $  7,468               $  5,356              $ 4,847
Real Estate                                                2,921                  3,318                2,408
Consumer                                                   3,050                  2,578                2,610
Unallocated                                                3,780                  6,442                5,086
                                                        --------               --------              --------
  Total                                                 $ 17,219               $ 17,694              $ 14,951
                                                        ========               ========              ========

NON-INTEREST INCOME

           Management continues to emphasize that growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

           The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                                          Three Months Ended
                                                                March 31,                     Change
                                                         ----------------------         -------------------
                                                         1998              1997          $               %
                                                         ----              ----         ---             ---
(Dollars in Thousands)

Service Charges on Deposit
Accounts                                                $ 2,256           $ 2,007      $ 249            12.41%
Trust Income                                                526               692       (166)         (23.99)%
Security Gains (Losses)                                     102                (1)        103          103.00%
Other Income                                              1,495             1,270         225           17.72%
                                                        -------           -------      ------          -----
     Total Other Income                                 $ 4,379           $ 3,968      $  411          10.36 %
                                                        =======           =======      ======          =====

           Excluding security gains and losses, non-interest income increased approximately $308 thousand when comparing 1998 with 1997 results. This increase was primarily related to higher fee income from deposit accounts. First United is focusing on non-interest income revenues and opportunities to increase fee income.


INVESTMENT SECURITIES

           During the first three months of 1998, First United had security gains of approximately $102 thousand.

                                          March 31,                             December 31,
                                            1998                         1997                   1996
                                          ---------                      ---------------------------

(In thousands)
Market Value                             $ 220,515                    $ 239,766               $ 277,954
Amortized Cost                             219,528                      237,424                 276,314
                                         ---------                    ---------               ---------
  Difference                             $     987                    $   2,342               $   1,640
                                         =========                    =========               =========

           At March 31, 1998, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE

                                          March 31,                             December 31,
                                            1998                         1997                   1996
                                          ---------                      ---------------------------

(In thousands)
Market Value                             $ 638,893                     $ 664,405               $ 612,336
Amortized Cost                             634,952                       660,975                 611,937
                                         ---------                     ---------               ---------
  Difference                             $   3,941                     $   3,430               $     399
                                         =========                     =========               =========

NON-INTEREST EXPENSE

           Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                      Three Months Ended
                                                           March 31,                  Change
                                                      -----------------               ------
                                                       1998         1997           $           %
                                                       ----         ----          ---         ---
(Dollars in Thousands)

Salaries                                            $  6,494     $  5,921       $   573       9.68%
Pension and Employee Benefits                          2,123        1,998           125       6.26%
Net Occupancy Expense                                  1,224        1,171            53       4.53%
Equipment Expense                                        978          917            61       6.65%
Data Processing Expense                                1,010          775           235      30.32%
Other Operating Expense                                4,093        3,602           491      13.63%
                                                    --------     --------       -------      -----
     Total Non-Interest Expense                     $ 15,922     $ 14,384       $ 1,538      10.69%
                                                    ========     ========       =======      =====

           Data Processing expense increased approximately 30.32% during the first three months of 1998 when compared with the same period in 1997 primarily as a result of a computer conversion.


INCOME TAXES

           The effective tax rate of First United for the three month period ended March 31, 1998 was 27.2% compared to 27.7% for the same period in 1997. The decrease in the 1998 effective tax rate from 1997 was due primarily to a decrease in the taxable securities portfolio.

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

           First United's equity capital totaled $239.09 million at March 31, 1998, compared to the December 31, 1997 level of $233.37 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

           The table presented below is a comparison of capital ratios:

                                                         March 31,                     December 31,
                                                           1998                1997                   1996
                                                         ---------             ---------------------------

Equity Capital to Total Assets                             9.93%               9.80%                  9.58%
Primary Capital to Total Assets                           10.22%              10.11%                  9.69%

The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                                      March 31,              Regulatory
                                                         1998               Requirements
                                                         ----               ------------

Total Capital/Total Assets                             9.93%                    6.00%

Primary Capital/Total Assets                          10.22%                    5.50%

Total Risk Based Capital                              17.53%                    8.00%

Tier 1 Capital                                        16.28%                    4.00%

Leverage Ratio                                         9.54%                    3.00%

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

           The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1998:

                                                          March 31,                     Year Ended
                                                            1998                1997                    1996
                                                          ---------             ----------------------------

Dividend payout ratio                                       30.85%             27.62%                  27.65%

ASSET - LIABILITY MANAGEMENT

           First United, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results. At December 31, 1997, First United's interest-bearing liabilities maturing or repricing within one year exceeded the interest-bearing assets maturing or repricing within the same time period.

           First United continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, First United can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in First United's asset-liability position since December 31, 1997.

PART II
OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

Not Applicable


Item 2. CHANGES IN SECURITIES

          On March 30, 1998, First United acquired by merger all of the issued and outstanding common stock of Citizens National Bancshares of Hope, Inc., Hope, Arkansas, through the issuance of 1,569,887 shares of First United common stock in a transaction accounted for as a pooling of interests. On March 30, 1998, First United also acquired by merger all of the issued and outstanding common stock of First Republic Bancshares, Inc., Rayville, Louisiana ("Republic"), including shares issuable to persons entitled to receive performance shares and holders of Republic debentures, through the issuance of 799,864 shares of First United common stock in a transaction accounted for as a pooling of interests.

          As of the date of this filing, First United has issued and outstanding 12,646,253 shares of common stock, $1.00 par value. Said shares have been publicly registered with the Securities and Exchange Commission and are traded on the National Association of Securities Dealers Automated Quotation System under the symbol "UNTD". The above referenced issuances of common stock did not materially modify, limit or qualify the rights of the holders of First United's common stock.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 24, 1998, the Company held a special shareholders meeting where the Board of Directors of the Company submitted to the shareholders a proposal to vote upon the Agreement and Plan of Reorganization, dated September 15, 1997 (the "Citizens Agreement"), by and between the Company and Citizens National Bancshares of Hope, Inc., where the Company would acquire all of the issued and outstanding shares of common stock of Citizens National Bancshares of Hope, Inc. in exchange for the issuance of the Company's common stock based upon an exchange formula as described in the Citizens Agreement. The exchange formula is more fully described in the Company's Form S-4 Registration Statement under the Securities Act of 1933, as amended, Registration No. 333-43637 as filed with the Securities and Exchange Commission on December 31, 1997, and Amendment No. 1 thereto, filed on February 3, 1998, which became effective on February 6, 1998, and in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 10, 1998. Of the 10,276,772 shares voted at the special meeting 8,327,262 were voted in favor of the Citizens Agreement, 455 voted against the Citizens Agreement and 12,393 abstained from voting.

          At the March 24, 1998 special shareholders meeting, the Board of Directors of the Company also submitted to the shareholders a proposal to vote upon the Agreement and Plan of Reorganization, dated December 9, 1997 (the "Republic Agreement"), by and between the Company and First Republic Bancshares, Inc., where the Company would acquire all of the issued and outstanding shares of common stock of First Republic Bancshares, Inc. in exchange for the issuance of the Company's common stock based upon an exchange formula as described in the Republic Agreement. The exchange formula is more fully described in the Company's Form S-4 Registration Statement under the Securities Act of 1933, as amended, Registration No. 333-44601 as filed with the Securities and Exchange Commission on January 21, 1998, and Amendment No. 1 thereto, filed on February 4, 1998, which became effective on February 6, 1998, and in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 10, 1998. Of the 10,276,772 shares entitled to be voted at the special meeting 8,326,585 were voted in favor of the Republic Agreement, 455 voted against the Republic Agreement and 13,070 abstained from voting.

Item 5. OTHER MATTERS

          Not Applicable


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

           Exhibit No.       Description of Exhibit
           -----------       -----------------------

           2(a)              Agreement and Plan of Reorganization Between First
                             United Bancshares, Inc. and City Bank and Trust of
                             Shreveport and Plan of Merger Attached as Exhibit A thereto is incorporated hereby by reference as previously filed by the Company in its Form S-4
                             Registration Statement, under the Securities Act of
                             1933, Registration Statement No. 333-37281 as filed with the Securities and Exchange Commission on October 6, 1997, and Amendment No. 1 thereto, filed on November 3, 1997, which became effective on November 4, 1997.

           2(b)              Agreement and Plan of Reorganization between First
                             United Bancshares, Inc. and Citizens National
                             Bancshares of Hope, Inc. and Plan of Merger attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No.
                             333-43637 as filed with the Securities and Exchange
                             Commission on December 31, 1997, and Amendment No.
                             1 thereto, filed on February 3, 1998, which became effective February 6, 1998) incorporated herein by reference.

           2(c)              Agreement and Plan of Reorganization between First
                             United Bancshares, Inc. and First Republic
                             Bancshares, Inc. and Plan of Merger attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 333-44601 as filed with the Securities and Exchange
                             Commission on January 21, 1998, and Amendment No. 1 thereto, filed on February 4, 1998, which became effective February 6, 1998) incorporated herein by reference.

           27                Financial Data Schedule


Reports on Form 8-K

          On January 14, 1998, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding the December 31, 1997, acquisition of the issued and outstanding common stock of City Bank & Trust of Shreveport, Shreveport, Louisiana ("CBT"), pursuant to the Agreement and Plan of Reorganization, dated April 25, 1997, whereby First United acquired all of the outstanding shares of common stock of CBT and satisfied unexercised stock options of CBT common stock in exchange for the issuance of 424,880 shares of First United common stock.

          On February 10, 1998, First United filed a Current Report on Form 8-K under Item 5 in connection with the acquisition of CBT disclosing a summary of certain financial data of the combined operation of CBT and First United for the period ended January 30, 1998, whereby First United acquired all of the outstanding shares of common stock of CBT and satisfied unexercised stock options of CBT common stock in exchange for the issuance of 424,880 shares of First United common stock.

          Because the transaction was accounted for using the pooling of interest method, certain trading restrictions were placed on the shares of common stock of First United held by affiliates of CBT received pursuant to the Agreement until the publication of the financial data disclosing 30 day post-merger combined operations of the constituent corporations.

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





Date:  May 14, 1998

                                 EXHIBIT INDEX


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

           2(b)              Agreement and Plan of Reorganization between First
                             United Bancshares, Inc. and Citizens National
                             Bancshares of Hope, Inc. and Plan of Merger attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No.
                             333-43637 as filed with the Securities and Exchange
                             Commission on December 31, 1997, and Amendment No.
                             1 thereto, filed on February 3, 1998, which became effective February 6, 1998) incorporated herein by reference.

           2(c)              Agreement and Plan of Reorganization between First
                             United Bancshares, Inc. and First Republic
                             Bancshares, Inc. and Plan of Merger attached as Exhibit A thereto (previously filed by First United in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 333-44601 as filed with the Securities and Exchange
                             Commission on January 21, 1998, and Amendment No. 1 thereto, filed on February 4, 1998, which became effective February 6, 1998) incorporated herein by reference.

           27                Financial Data Schedule