Form 10-Q
period 1998-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1998-08-14
CIK 355883

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

                                  June 30, 1998

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

                           Yes   X       No
                               ----         ----
The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1998 was 25,294,296.

================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998




                                      INDEX




PART I.               FINANCIAL INFORMATION:

Item 1.               Consolidated Statements of Condition,
                      June 30, 1998 and December 31, 1997.                           3

                      Consolidated Statements of Income for the
                      Three and Six Months Ended June 30,
                      1998 and 1997.                                                 4

                      Consolidated Statements of Cash Flow for
                      the Six Months Ended June 30, 1998 and
                      1997.                                                          5

                      Notes to Consolidated Financial
                      Statements.                                                    6 - 7

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.                                                    8 - 14


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                              N/A

Item 2.               Change in Securities                                           15

Item 3.               Defaults Upon Senior Securities                                N/A

Item 4.               Submission of Matters to a Vote of
                      Security Holders                                               15

Item 5.               Other Information                                              16

Item 6.               Exhibits and Reports on Form 8-K                               16

                      Signatures                                                     17

Part I.                  FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION


                                                                         June 30,      December 31,
                                                                          1998              1997
                                                                       -----------      -----------
(In thousands)
ASSETS
Cash and Due From Banks ..........................................     $    93,309      $    85,111
Short-Term Investments
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................         107,670           58,117
  Other Short-Term Investments ...................................          16,400           22,779
                                                                       -----------      -----------
Total Short-Term Investments .....................................         124,070           80,896
Securities Available-for-Sale ....................................         608,174          664,405
Investment Securities ............................................         219,550          237,424
Total Loans ......................................................       1,300,556        1,219,467
  Unearned Discount ..............................................          (6,276)          (6,133)
  Allowance for Possible Loan Losses .............................         (18,113)         (17,694)
                                                                       -----------      -----------
   Net Loans .....................................................       1,276,167        1,195,640
Premises and Equipment ...........................................          41,526           41,440
Goodwill .........................................................          10,406           10,597
Other Real Estate ................................................             863              983
Other Assets .....................................................          35,297           37,718
                                                                       -----------      -----------
   Total Assets ..................................................     $ 2,409,362      $ 2,354,214
                                                                       ===========      ===========

LIABILITIES
Deposits:
  Demand .........................................................     $   343,769      $   309,700
  Savings and Interest-Bearing Demand ............................         553,176          531,197
  Time ...........................................................       1,154,121        1,149,262
                                                                       -----------      -----------
   Total Deposits ................................................       2,051,066        1,990,159
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase .......................................          68,046           75,017
Other Liabilities ................................................          19,931           28,506
Notes Payable:
  Unaffiliated Bank ..............................................          21,186           22,165
  Affiliated Company .............................................           5,000            5,000
                                                                       -----------      -----------
   Total Liabilities .............................................       2,165,229        2,120,847
                                                                       -----------      -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1998
  and 1997; none outstanding) ....................................             -0-              -0-
Common Stock (Par value of $1.00; 50,000 shares authorized; 25,294
     shares outstanding in 1998 and 1997) ........................          25,294           25,294
Surplus ..........................................................          25,128           23,341
Undivided Profits ................................................         191,302          182,208
Net Unrealized Gains (Losses) on Securities Available-for- Sale ..           2,409            2,524
                                                                       -----------      -----------
   Total Capital Accounts ........................................         244,133          233,367
                                                                       -----------      -----------
   Total Liabilities and Capital Accounts ........................     $ 2,409,362      $ 2,354,214
                                                                       ===========      ===========

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended      Six Months Ended
                                              June 30,                June 30,
(In thousands, except share data)         1998        1997        1998        1997
                                        -------     -------     -------     -------
INTEREST INCOME
Interest and Fees on Loans ........     $30,078     $27,072     $58,584     $52,555
Interest on Securities:
  Taxable Securities ..............      11,234      13,041      23,351      25,691
  Nontaxable Securities ...........       1,688       1,616       3,319       3,212
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell ............       1,164         729       1,942       1,484
Interest on Deposits in Banks .....         249         242         551         535
                                        -------     -------     -------     -------

    TOTAL INTEREST INCOME .........      44,413      42,700      87,747      83,477
                                        -------     -------     -------     -------

INTEREST EXPENSE
Interest on Deposits ..............      19,208      18,251      38,073      36,078
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase ........         985       1,031       1,985       1,869
Interest on Notes Payable .........         364         455         712         816
                                        -------     -------     -------     -------

    TOTAL INTEREST EXPENSE ........      20,557      19,737      40,770      38,763
                                        -------     -------     -------     -------

    NET INTEREST INCOME ...........      23,856      22,963      46,977      44,714
Provision for Possible Loan Losses        1,350         810       1,667       1,284
                                        -------     -------     -------     -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .....      22,506      22,153      45,310      43,430
                                        -------     -------     -------     -------

OTHER INCOME
Service Charges on Deposit Accounts       2,285       2,262       4,541       4,436
Trust Fee Income ..................         595         496       1,121       1,188
Security Gains (Losses) ...........          49          37         151          36
Other Operating Income ............       1,202       1,236       2,697       2,530
                                        -------     -------     -------     -------

    TOTAL OTHER INCOME ............       4,131       4,031       8,510       8,190
                                        -------     -------     -------     -------

OTHER EXPENSE
Salaries ..........................       6,664       6,343      13,158      12,458
Pension and Other Employee Benefits       2,114       2,085       4,237       4,112
Net Occupancy Expense .............       1,297       1,312       2,521       2,521
Equipment Expense .................         947         964       1,925       1,919
Data Processing Expense ...........         997         909       2,007       1,715
Merger-related Costs ..............         411           0         567           0
Other Operating Expenses ..........       3,976       4,041       7,913       7,830
                                        -------     -------     -------     -------
    TOTAL OTHER EXPENSE ...........      16,406      15,654      32,328      30,555
                                        -------     -------     -------     -------

INCOME BEFORE INCOME TAXES ........      10,231      10,530      21,492      21,065
INCOME TAX EXPENSE ................       2,942       3,077       6,006       6,008
                                        -------     -------     -------     -------
    NET INCOME ....................     $ 7,289     $ 7,453     $15,486     $15,057
                                        =======     =======     =======     =======

EARNINGS PER SHARE ................     $  0.29     $  0.29     $  0.61     $  0.60
                                        =======     =======     =======     =======
BASIC .............................     $  0.29     $  0.29     $  0.61     $  0.60
                                        =======     =======     =======     =======
DILUTED ...........................     $  0.29     $  0.29     $  0.61     $  0.60
                                        =======     =======     =======     =======
CASH DIVIDENDS PER SHARE ..........     $ 0.115     $  0.10     $ 0.215     $ 0.185
                                        =======     =======     =======     =======

AVERAGE SHARES ISSUED AND
OUTSTANDING .......................      25,294      25,294      25,294      25,294

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        1998           1997
                                                                      ---------      ---------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................     $  15,486      $  15,057
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation .................................................         1,827          1,773
   Amortization of Goodwill .....................................           580            589
   Provision for Possible Loans Losses ..........................         1,667          1,284
   (Gain) Loss on Sales of Securities ...........................          (151)           (36)
   Accretion of Bond Discount, Net ..............................          --           (1,227)
   (Increase) Decrease in Other Assets ..........................         2,411           (185)
   Increase (Decrease) in Other Liabilities .....................        (7,635)         5,918
                                                                      ---------      ---------
Net Cash Provided by Operating Activities .......................        14,185         23,173
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ..............        44,267         17,746
 Proceeds from Maturities of Securities Available-for-Sale ......       202,027         66,499
 Proceeds from Sales of Securities Available-for-Sale ...........         5,953         60,532
 Purchase of Investment Securities ..............................       (26,393)       (20,862)
 Purchase of Available-for-Sale Securities ......................      (151,627)      (176,691)
 (Increase) Decrease in Federal Funds, Net ......................       (56,524)        34,676
 (Increase) Decrease in Other Short-Term Investments ............         8,201          6,254
 (Increase) Decrease in Loans ...................................       (82,190)        50,224
 Capital (Additions) Retirements, Net ...........................        (1,912)          (969)
                                                                      ---------      ---------
Net Cash Used in Investing Activities ...........................       (58,198)        37,409
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing Demand
 Deposits .......................................................        50,908        (11,267)
 Increase (Decrease) in Time Deposits ...........................         9,999        (36,006)
 Repayment of Notes Payable .....................................        (1,534)          (117)
 Exercise of stock options ......................................            17           --
 Dividends Paid .................................................        (5,359)        (4,117)
                                                                      ---------      ---------
Net Cash Provided by (Used in) Financing Activities .............        54,031        (51,507)
                                                                      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ............        10,018          9,075
Cash and Cash Equivalents, Beginning ............................        83,291         83.610
                                                                      ---------      ---------
Cash and Cash Equivalents, Ending ...............................     $  93,309      $  92,685
                                                                      =========      =========

                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., The First National Bank of El Dorado, First National Bank of Magnolia, Merchants and Planters Bank, N.A. of Camden, City National Bank of Fort Smith, Commercial Bank at Alma, The Bank of North Arkansas, FirstBank (Texarkana, Texas), First United Bank (Stuttgart, Arkansas), Fredonia State Bank (Nacogdoches, Texas), City Bank and Trust (Shreveport, Louisiana), Citizens National Bank (Hope, Arkansas), Peoples Bank and Trust Co. (Lewisville, Arkansas), and First Republic Bank (Rayville, Louisiana). All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of June 30, 1998 and the related consolidated statements of income for the three and six months period ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six month period ended June 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       BUSINESS COMBINATIONS

         On August 30, 1997, First United acquired all of the issued and outstanding common stock of Fredonia Bancshares, Inc., Nacogdoches, Texas, through the issuance of approximately 1,600,000 shares of First United common stock in a transaction accounted for as a pooling of interests. All 1997 results have been restated to include the results of Fredonia and City Bank & Trust of Shreveport, Shreveport, Louisiana.

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


3.       RESULTS OF OPERATIONS

         The results for the three and six months period ended June 30, 1998 are not necessarily indicative of the results for the entire year of 1998. This report should be read in conjunction with First United's 1997 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.


4.       CAPITAL ACCOUNTS

         On May 26, 1998, First United declared a two-for-one stock split. The additional shares were issued on June 30, 1998 to shareholders of record on June 1, 1998. As a result, First United's current outstanding shares have been increased to 25,294,000. All per share data and number of shares outstanding have been retroactively restated to reflect the effect of this stock split.

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding, 25,294,000 for the second quarter of 1998 and 1997. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 99,000 in 1998 and 69,000 in 1997.


5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $7.122 million and $9.334 million, and $15.371 million and $14.935 million for the three months and six months ended June 30, 1998 and 1997, respectively.


6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the six months ended June 30, 1998 and 1997 amounted to $401,000 and $388,000 respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), Fredonia State Bank ("Nacogdoches"), City Bank and Trust ("Shreveport"), Citizens National Bank ("Hope"), Peoples Bank and Trust Co. ("Lewisville"), and First Republic Bank ("Republic"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

RESULTS OF OPERATIONS

         Net income before merger-related costs for the three months ended June 30, 1998 was $7.70 million, or $.30 per share compared with $7.45 million, or $.29 per share during the same period in 1997. Net income before merger-related costs for the six months ended June 30, 1998 was $16.09 million, or $.63 per share compared with $15.06 million, or $.60 per share for the same period in 1997.

         Including merger-related costs, net income for the three months ended June 30, 1998 was $7.29 million, or $.29 per share compared with $7.45 million, or $.29 per share during the same period in 1997. Including merger-related costs, net income for the six months ended June 30, 1998 was $15.49 million, or $ .61 per share compared with $15.06 million or $.60 per share during the same period in 1997. The annualized return on average assets from continuing operations for the six months ended June 30, 1998 and 1997 was 1.32% and 1.39% respectively, while the annualized return on average equity was 13.37% and 14.39% respectively for the same periods. The increase in net income was due primarily to higher net interest income resulting from the increase in loan volume.

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

         On a tax equivalent basis, net interest income for the first six months of 1998 was $24.68 million compared with $24.35 million in the first six months of 1997. Net interest income also increased when compared with 1996. This increase in net interest income was primarily the result of higher loan volumes and a larger securities portfolio. The net interest margin through June 30, 1998 was 4.49% compared with 4.45% and 4.31% for the years ended December 31, 1997 and 1996, respectively. First United expects no material change in the net interest margin through the remainder of 1998.

         First United has debt of approximately $26.19 million at June 30, 1998 and interest expense associated with this debt totaled $.71 million during the first six months of 1998 compared with $.82 million during the same period in 1997. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $ 5.00 million note payable to an affiliated company matures in August of 1998. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                     June 30,                                December 31,
                                       1998                          1997                      1996

Yield on Earning Assets                8.20                          8.20                      8.09
Break-even Yield                       3.71                          3.75                      3.78

Net Interest Margin                    4.49                          4.45                      4.31
Net Interest Spread                    3.62                          3.57                      3.48



                                LOANS AND LEASES

         First United's gross loans and leases totaled $1.30 billion at June 30, 1998 compared with $1.22 billion at December 31, 1997. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         Total loans increased 6.65% during the first six months of this year primarily as a result of above average economic conditions present in the Company's market areas. First United is continuing to emphasize loan growth in order to increase total revenues.

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                 June 30,         December 31,
                                  1998         1997         1996
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial        $ 2,705      $ 1,437      $ 1,395
  Real Estate                     1,405        2,714        2,285
  Consumer                          355          406          386
                                -------      -------      -------
                                $ 4,465      $ 4,557      $ 4,066
                                -------      -------      -------

Past due 90 days or more:
  Commercial                    $ 4,173      $ 1,268      $   787
  Real Estate                       588        1,430        1,089
  Consumer                          346          507          500
                                -------      -------      -------
                                $ 5,107      $ 3,205      $ 2,376
                                -------      -------      -------

Renegotiated Commercial
 Loans:                         $ 1,063      $ 1,008      $ 1,236
                                -------      -------      -------

Total non-performing Loans:     $10,635      $ 8,770      $ 7,678
Other Real Estate, Net            1,124        1,069        1,292
                                -------      -------      -------

Total non-performing
 Assets:                        $11,759      $ 9,839      $ 8,970
                                =======      =======      =======

Non-Performing Loans as a %
 of Outstanding Loans               .81%         .72%         .73%
Non-Performing Assets as a
 % of Equity Capital               4.82%        4.27%        4.31%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1998.

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

         During the first six months of 1998 First United made provisions for possible loan losses of $1.67 million compared with $1.28 million for the same period in 1997. Total non-performing loans increased $1.87 million from $8.77 million at December 31, 1997 to $10.64 million at June 30, 1998. Net charge-offs through June 30, 1998 totaled $.57 million.


                                        June 30,  Year Ended December 31,

                                          1998      1997      1996
Allowance as a percentage of total
loans and leases                          1.39%     1.45%     1.42%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 170% at June 30, 1998 compared with 202% at December 31, 1997.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:



                           June 30,         December 31,
                             1998         1997        1996
(In thousands)
Commercial & Financial     $ 6,103     $ 5,356     $ 4,847
Real Estate                  3,229       3,318       2,408
Consumer                     1,986       2,578       2,610
Unallocated                  6,795       6,442       5,086
                           -------     -------     -------
  Total                    $18,113     $17,694     $14,951
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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                         Six months Ended
                                             June 30,               Change
                                         1998       1997         $          %
                                        ------     ------     ------      ------
(Dollars in Thousands)

Service Charges on Deposit Accounts     $4,541     $4,436     $  105        2.37%
Trust Income                             1,121      1,188        (67)      (5.64)%
Security Gains (Losses)                    151         36        115      319.44%
Other Income                             2,697      2,530        167        6.60%
                                        ------     ------     ------      ------
     Total Other Income                 $8,510     $8,190     $  320        3.91%
                                        ======     ======     ======      ======


Excluding security gains and losses, non-interest income increased approximately $.21 million when comparing 1998 with 1997 results. This increase was primarily related to higher fee income from deposit accounts. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

         During the first six months of 1998, First United had security gains of approximately $.15 million.


                   June 30,          December 31,
                      1998         1997        1996
(In thousands)
Market Value       $221,820     $239,766     $277,954
Amortized Cost      219,550      237,424      276,314
                   --------     --------     --------
  Difference       $  2,270     $  2,342     $  1,640
                   ========     ========     ========


         At June 30, 1998, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE


                   June 30,           December 31,
                     1998          1997         1996
(In thousands)
Market Value       $608,174     $664,405     $612,336
Amortized Cost      604,494      660,975      611,937
                   --------     --------     --------
  Difference       $  3,680     $  3,430     $    399
                   ========     ========     ========


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                     Six months Ended
                                          June 30,               Change
                                     1998         1997         $           %
                                    -------     -------     -------     ------
(Dollars in Thousands)

Salaries                            $13,158     $12,458     $   700       5.62%
Pension and Employee Benefits         4,237       4,112         125       3.04%
Net Occupancy Expense                 2,521       2,521           0          0%
Equipment Expense                     1,925       1,919           6        .31%
Data Processing Expense                2007       1,715         292      17.03%
Merger-related Costs                    567           0         567      100.0%
Other Operating Expense               7,913       7,830          83       1.06%
                                    -------     -------     -------     ------
     Total Non-Interest Expense     $32,328     $30,555     $ 1,773       5.80%
                                    =======     =======     =======     ======


         Data Processing expense increased approximately 17.03% during the first six months of 1998 when compared with the same period in 1997 primarily as a result of a computer conversion.


INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 1998 was 27.95% compared to 28.52% for the same period in 1997.

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

         First United's equity capital totaled $244.13 million at June 30, 1998, compared to the December 31, 1997 level of $233.37 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:


                                   June 30,       December 31,
                                     1998       1997        1996

Equity Capital to Total Assets      10.03%      9.80%      9.58%
Primary Capital to Total Assets     10.33%     10.11%      9.69%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:



                                June 30,   Regulatory
                                  1998    Requirements

Total Capital/Total Assets       10.03%      6.00%

Primary Capital/Total Assets     10.33%      5.50%

Total Risk Based Capital         17.35%      8.00%

Tier 1 Capital                   16.10%      4.00%

Leverage Ratio                    9.65%      3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1998:


                         June 30,       Year Ended,
                           1998       1997       1996

Dividend payout ratio     34.61%     27.62%     27.65%


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


YEAR 2000 COMPLIANCE

         First United has established a task force to review all computer-based systems and applications and develop an action plan to ensure that its computer and information systems will function properly in the year 2000. This plan, which has been approved by the Board of Directors and Management, documents First United's approach to having all systems and applications year 2000 compliant by December 31, 1998 with final testing to take place during 1999. At this time, Management believes that implementation of its year 2000 plan will not materially affect First United's future operations. However, First United could be affected by the unsuccessful attempt of other entities in addressing this issue. First United is in the process of identifying which of its systems could be adversely affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Management does not expect the cost of any of the required modifications to have a material effect on First United's consolidated financial statements.

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable


Item 2.  CHANGES IN SECURITIES

                  On May 14, 1998, the Company issued 625 shares as a result of the exercise of a non-statutory stock option granted in connection with the Company's 1994 Equity Participation Plan which increased the issued and outstanding stock of the Company from 12,646,523 to 12,647,148 shares. The Board of Directors of First United Bancshares, Inc. (the "Company") declared a 2-for-1 stock split which was effected in the form of a one hundred percent (100%) stock dividend. The stock dividend was distributed on June 30, 1998 and increased the issued and outstanding stock of the Company to 25,294,296 shares. The above-referenced stock split did not materially modify, limit or qualify the rights of the holders of the Company's common stock.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 26, 1998, the Company held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders.

                  The Board of Directors of the Company also submitted to the shareholders at the annual meeting a proposed amendment to Article Fourth and a separate amendment to Article Seventh of the Company's Articles of Incorporation, both of which were approved. The amendment to Article Fourth increased the number of authorized shares of Company common stock, $1.00 par value, from 24,000,000 shares to 50,000,000 shares. The Amendment to Article Seventh allows the Board of Directors to approve business acquisitions of other business entities without obtaining shareholder approval, if the number of shares of Company common stock issued in the transaction would not equal or exceed twenty percent (20%) of the number outstanding prior to consumption of the acquisition.

         The vote results in the election for directors were as follows:


NAME OF DIRECTOR                  FOR          WITHHELD       ABSTAINED     AGAINST

E. Larry Burrow                8,526,515         6,630           170         9,128
Claiborne P. Deming            8,445,010        88,135           170         9,128
Al Graves, Jr.                 8,526,515         6,630           170         9,128
Tommy Hillman                  8,526,515         6,630           170         9,128
James V. Kelley                8,526,515         6,630           170         9,128
Roy E. Ledbetter               8,526,515         6,630           170         9,128
Michael F. Mahony              8,526,515         6,630           170         9,128
Richard H. Mason               8,526,515         6,630           170         9,128
Jack W. McNutt                 8,526,515         6,630           170         9,128
George F. Middlebrook, III     8,524,810         8,335           170         9,128
R. Madison Murphy              8,445,010        88,135           170         9,128
Robert C. Nolan                8,526,515         6,630           170         9,128
Cal Partee, Jr.                8,526,515         6,630           170         9,128
Carolyn Tennyson               8,526,515         6,630           170         9,128
John D. Trimble, Jr.           8,526,515         6,630           170         9,128


         At the annual meeting, 8,522,693 shares were voted in favor of ratification of Arthur Andersen LLP, 490 against, and 13,020 abstained from voting. A total of 8,383,128 were voted in favor of the amendment to Article Fourth, 54,025 against, and 99,050 abstained from voting. A total of 8,026,186 were voted in favor of the amendment to Article Seventh, 136,435 against, and 37,607 abstained from voting.


Item 5.  OTHER INFORMATION

         John Burns resigned his position as Senior Vice President, Chief Financial Officer and Secretary of the Company effective July 28, 1998, Robert
L. Jones, President of First National Bank of Magnolia and Assistant Secretary of the Company is serving as Chief Financial Officer and Secretary of the Company on an interim basis.

         The Company has entered into a letter of intent to acquire Mountain Bancshares, Inc., Yellville, Arkansas, and its wholly owned subsidiary The Bank of Yellville in exchange for 950,000 shares of the Company's common stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         The following exhibits are filed with this report or are incorporated by references to previously filed materials.


    EXHIBIT NO.            DESCRIPTION OF EXHIBIT
    ----------             ----------------------
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

      27                   Financial Data Schedule.


         REPORTS ON FORM 8-K

                 On April 10, 1998, First United filed a Current Report on Form 8-K under Items 2 and 7 regarding the March 30, 1998, acquisition of the issued and outstanding common stock of Citizens National Bancshares of Hope, Inc., Hope, Arkansas ("Citizens"), pursuant to the Agreement and Plan of Reorganization, dated September 15, 1997, whereby First United acquired all of the outstanding shares of common stock of Citizens in exchange for the issuance of 1,569,887 shares of First United common stock. On April 10, 1998, First United filed a second Current Report on Form 8-K under Items 2 and 7 regarding the March 30, 1998, acquisition of the issued and outstanding common stock of First Republic Bancshares, Inc., Rayville, Louisiana ("Republic"), pursuant to the Agreement and Plan of Reorganization, dated December 9, 1997, whereby First United acquired all of the outstanding shares of common stock of Republic including shares issuable to persons entitled to receive performance shares and holders of Republic indentures in exchange for the issuance of 799,864 shares of First United common stock.

                 On May 15, 1998, First United filed a Current Report on Form 8-K under Item 5 in connection with the acquisition of Citizens and Republic disclosing a summary of certain financial data of the combined operation of Citizens, Republic and First United for the period ended April 29, 1998. Because the transactions were accounted for using the pooling of interest method, certain trading restrictions were placed on the shares of common stock of First United held by affiliates of Citizens and Republic received pursuant to the Agreement until the publication of the financial data disclosing 30 day post-merger combined operations of the constituent corporations.

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




                                           FIRST UNITED BANCSHARES, INC.


                                           BY /s/ James V. Kelley
                                              ---------------------------------
                                                 James V. Kelley

                                                 Chairman, President and Chief
                                                 Executive Officer



                                           BY /s/ Robert L. Jones
                                              ---------------------------------
                                                 Robert L. Jones

                                                 Acting Chief Financial Officer
                                                 and Principal Accounting
                                                 Officer


Date: August 14, 1998

                               INDEX TO EXHIBITS


    EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
    ----------                               ----------------------
           27                                Financial Data Schedule.