Form 10-Q
period 1998-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1998-11-13
CIK 355883

==============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   -----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               September 30, 1998

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

                           Yes [X]         No[ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1998 was 25,294,296.


===============================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998




                                      INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.   Consolidated Statements of Condition, September 30,
          1998 and December 31, 1997.                                         3

          Consolidated Statements of Income for the
          Three and Nine Months Ended September 30, 1998
          and 1997.                                                           4

          Consolidated Statements of Cash Flow for the Nine
          Months Ended September 30, 1998 and 1997.                           5

          Notes to Consolidated Financial Statements.                    6 -  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           7 - 13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 N/A

Item 2.   Change in Securities                                              N/A

Item 3.   Defaults Upon Senior Securities                                   N/A

Item 4.   Submission of Matters to a Vote of Security Holders               N/A

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                14-15

          Signatures                                                         16

Part I.                   FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION


                                                                                      September 30,           December 31,
                                                                                          1998                    1997
                                                                                          ----                    ----
(In thousands, except per share data)
ASSETS
Cash and Due From Banks....................................................           $     82,668           $     83,291
Short-Term Investments.....................................................
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell..............................................                 54,860                 58,117
  Other Short-Term Investments.............................................                 29,406                 24,601
                                                                                      ------------           ------------
Total Short-Term Investments...............................................                 84,266                 82,718
Securities Available-for-Sale..............................................                619,073                664,482
Investment Securities......................................................                228,260                237,424
Total Loans................................................................              1,334,099              1,219,600
  Unearned Discount........................................................                 (6,224)                (6,262)
  Allowance for Possible Loan Losses.......................................                (17,575)               (17,694)
                                                                                      ------------           ------------
   Net Loans...............................................................              1,310,300              1,195,644
Premises and Equipment.....................................................                 42,203                 41,441
Goodwill...................................................................                 10,132                 10,938
Other Real Estate..........................................................                  1,178                    983
Other Assets...............................................................                 35,958                 37,636
                                                                                      ------------           ------------
   Total Assets............................................................           $  2,414,038           $  2,354,557
                                                                                      ============           ============

LIABILITIES
Deposits:
  Demand...................................................................           $    300,840           $    309,699
  Savings and Interest-Bearing Demand......................................                555,664                536,338
  Time.....................................................................              1,196,760              1,144,122
                                                                                      ------------           ------------
   Total Deposits..........................................................              2,053,264              1,990,159
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase.................................................                 59,742                 75,017
Other Liabilities..........................................................                 24,581                 20,600
Notes Payable:
  Unaffiliated Bank........................................................                 19,398                 29,686
  Affiliated Company.......................................................                  5,000                  5,000
                                                                                      ------------           ------------
   Total Liabilities.......................................................              2,161,985              2,120,462
                                                                                      ------------           ------------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1998
  and 1997; none outstanding)..............................................                    -0-                    -0-
Common Stock (Par value of $1.00; 50,000 shares authorized; 25,294
     shares outstanding in 1998 and 1997)..................................                 25,294                 25,294
Surplus....................................................................                 26,610                 25,758
Undivided Profits..........................................................                195,632                180,629
Net Unrealized Gains on Securities Available-for- Sale.....................                  4,517                  2,524
                                                                                      ------------           ------------
   Total Capital Accounts..................................................                252,053                234,095
                                                                                      ------------           ------------
   Total Liabilities and Capital Accounts..................................           $  2,414,038           $  2,354,557
                                                                                      ============           ============

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,

(In thousands, except per share data)                                1998            1997             1998            1997
                                                                     ----            ----             ----            ----

INTEREST INCOME
Interest and Fees on Loans................................       $   30,803      $   28,342      $   89,387      $   80,897
Interest on Securities:
  Taxable Securities......................................           10,660         012,731          34,011          38,422
  Nontaxable Securities...................................            1,934           1,559           5,253           4,771
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell....................................            1,144             571           3,086           2,055
Interest on Deposits in Banks.............................              241             189             792             724
                                                                 ----------      ----------      ----------      ----------

    TOTAL INTEREST INCOME.................................           44,782          43,392         132,529         126,869
                                                                 ----------      ----------      ----------      ----------

INTEREST EXPENSE
Interest on Deposits......................................           19,733          18,579          57,806          54,657
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase................................              894           1,129           2,879           2,998
Interest on Notes Payable.................................              294             288           1,006           1,104
                                                                 ----------      ----------      ----------      ----------

    TOTAL INTEREST EXPENSE................................           20,921          19,996          61,691          58,759
                                                                 ----------      ----------      ----------      ----------

    NET INTEREST INCOME...................................           23,861          23,396          70,838          68,110
Provision for Possible Loan Losses........................              513             870           2,180           2,154
                                                                 ----------      ----------      ----------      ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES.............................           23,348          22,526          68,658          65,956
                                                                 ----------      ----------      ----------      ----------

OTHER INCOME
Service Charges on Deposit Accounts.......................            2,356           2,552           6,897           6,988
Trust Fee Income..........................................              527             620           1,648           1,808
Security Gains (Losses)...................................              141              12             292              48
Other Operating Income....................................            2,051           1,398           4,748           3,928
                                                                 ----------      ----------      ----------      ----------

    TOTAL OTHER INCOME....................................            5,075           4,582          13,585          12,772
                                                                 ----------      ----------      ----------      ----------

OTHER EXPENSE
Salaries..................................................            6,756           6,420          19,914          18,878
Pension and Other Employee Benefits.......................            2,412           1,977           6,649           6,089
Net Occupancy Expense.....................................            1,351           1,353           3,872           3,874
Equipment Expense.........................................              991           1,162           2,916           3,081
Data Processing Expense...................................            1,659             704           3,666           2,419
Merger-related Costs......................................                0               0             567               0
Other Operating Expenses..................................            4,263           4,101          12,176          11,931
                                                                 ----------      ----------      ----------      ----------
    TOTAL OTHER EXPENSE...................................           17,432          15,717          49,760          46,272
                                                                 ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES................................           10,991          11,391          32,483          32,456
INCOME TAX EXPENSE........................................            3,753           3,442           9,759           9,450
                                                                 ----------      ----------      ----------      ----------
    NET INCOME............................................       $    7,238      $    7,949      $   22,724      $   23,006
                                                                 ==========      ==========      ==========      ==========

EARNINGS PER SHARE........................................       $     0.29       $    0.31      $      .90      $      .91
                                                                 ==========       =========      ==========      ==========

BASIC                                                            $     0.29       $    0.31      $      .90      $      .91
                                                                 ==========       =========      ==========      ==========

DILUTED                                                          $     0.29       $    0.31      $      .90      $      .91
                                                                 ==========       =========      ==========      ==========

CASH DIVIDENDS PER SHARE..................................       $    0.115       $    0.10      $     0.33      $    0.285
                                                                 ==========       =========      ==========      ==========

AVERAGE SHARES ISSUED AND
OUTSTANDING...............................................           25,294          25,294          25,294          25,294

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                   -------------
                                                                                            1998                      1997
                                                                                            ----                      ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................             $    22,724               $   23,006
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation............................................................                   3,162                    2,684
   Amortization of Goodwill................................................                     898                      884
   Provision for Possible Loans Losses.....................................                   2,180                    2,154
   Gain on Sales of Securities.............................................                    (292)                     (48)
   Accretion of Bond Discount, Net.........................................                    (125)                  (3,681)
   (Increase) Decrease in Other Assets.....................................                   1,391                    2,117
   Increase (Decrease) in Other Liabilities................................                   3,981                    8,462
                                                                                        -----------               ----------
Net Cash Provided by Operating Activities..................................                  33,919                   35,578
                                                                                        -----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities.........................                  62,290                   51,196
 Proceeds from Maturities of Securities Available-for-Sale.................                 275,059                  233,149
 Proceeds from Sales of Securities Available-for-Sale......................                  19,014                    8,564
 Purchase of Investment Securities.........................................                 (48,299)                 (71,566)
 Purchase of Available-for-Sale Securities.................................                (259,780)                (247,777)
 (Increase) Decrease in Federal Funds, Net.................................                 (12,018)                   7,148
 (Increase) Decrease in Other Short-Term Investments.......................                  (4,805)                   4,281
 (Increase) Decrease in Loans..............................................                (116,836)                   7,152
 Capital Additions ........................................................                  (3,924)                  (1,232)
                                                                                        -----------               ----------
Net Cash Used in Investing Activities......................................                 (89,299)                  (9,085)
                                                                                        -----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing Demand Deposits..........                  10,467                    9,001
 Increase (Decrease) in Time Deposits......................................                  52,638                  (17,167)
 Repayment of Notes Payable................................................                     (81)                  (2,045)
 Dividends Paid............................................................                  (8,267)                  (6,176)
                                                                                        -----------               ----------
Net Cash Provided by (Used in) Financing Activities........................                  54,757                  (16,387)
                                                                                        -----------               ----------
Net Increase (Decrease) in Cash and Cash Equivalents.......................                    (623)                  10,106
Cash and Cash Equivalents, Beginning.......................................                  83,291                   83.610
                                                                                        -----------               ----------
Cash and Cash Equivalents, Ending..........................................             $    82,668               $   93,716
                                                                                        ===========               ==========

                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., El Dorado, Arkansas, The First National Bank of El Dorado, El Dorado, Arkansas, First National Bank of Magnolia, Magnolia, Arkansas, Merchants and Planters Bank, N.A. of Camden, Camden, Arkansas, City National Bank of Fort Smith, Fort Smith, Arkansas, Commercial Bank at Alma, Alma, Arkansas, The Bank of North Arkansas, Melbourne, Arkansas, FirstBank, Texarkana, Texas, First United Bank, Stuttgart, Arkansas, Fredonia State Bank, Nacogdoches, Texas, City Bank and Trust, Shreveport, Louisiana, Citizens National Bank, Hope, Arkansas, Peoples Bank and Trust Co., Lewisville, Arkansas, and First Republic Bank, Rayville, Louisiana. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of September 30, 1998 and the related consolidated statements of income for the three and nine months period ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months periods ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

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

         On March 30, 1998, First United also acquired by merger all of the issued and outstanding common stock of First Republic Bancshares, Inc., Rayville, Louisiana ("Republic"), including shares issued to persons entitled to receive performance shares and holders of Republic debentures, through the issuance of 799,864 shares of First United common stock in a transaction accounted for as a pooling of interests.

3.       RESULTS OF OPERATIONS

         The results for the three and nine months periods ended September 30, 1998 are not necessarily indicative of the results for the entire year of 1998. This report should be read in conjunction with First United's 1997 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       CAPITAL ACCOUNTS

         On May 26, 1998, First United declared a two-for-one stock split. The additional shares were issued on June 30, 1998 to shareholders of record on June 1, 1998. As a result, First United's current outstanding shares have been increased to 25,294,296. All per share data and number of shares outstanding have been retroactively restated to reflect the effect of this stock split.

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding 25,294,296 for 1998 and 1997. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 84,000 in 1998 and 74,000 in 1997.

5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $9.35 million and $9.66 million, and $24.72 million and $24.59 million for the three months and nine months ended September 30, 1998 and 1997, respectively.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the nine months ended September 30, 1998 and 1997 amounted to $602,000 and $609,000 respectively.



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


RESULTS OF OPERATIONS

         Net income before merger-related costs for the three months ended September 30, 1998 was $7.24 million, or $.29 per share compared with $7.95 million, or $.31 per share during the same period in 1997. Net income before merger-related costs for the nine months ended September 30, 1998 was $23.29 million, or $.92 per share compared with $23.01 million, or $.91 per share for the same period in 1997.

         Including merger-related costs, net income for the three months ended September 30, 1998 was $7.24 million, or $.29 per share compared with $7.95 million, or $.31 per share during the same period in 1997. Including merger-related costs, net income for the nine months ended September 30, 1998 was $22.72 million, or $ .90 per share compared with $23.01 million or $.91 per share during the same period in 1997. The annualized return on average assets from continuing operations for the nine months ended September 30, 1998 and 1997 was 1.28% and 1.34% respectively, while the annualized return on average equity was 12.84% and 13.75% respectively for the same periods.

NET INTEREST INCOME

         Net interest income, the principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the funds obtained to carry them. Net interest income, as referred to in this discussion, is presented on a fully tax-equivalent basis, which adjusts for the tax-exempt status of income earned on certain loans and investments. The reported interest income for the tax-free assets is increased by the amount of tax savings less the nondeductible portion of interest expense incurred to acquire the tax-free assets. Net interest income is affected by variations in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

         On a tax equivalent basis, net interest income for the first nine months of 1998 was $74.09 million compared with $70.92 million in the first nine months of 1997. Net interest income also increased when compared with 1996. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through September 30, 1998 was 4.47% compared with 4.45% and 4.31% for the years ended December 31, 1997 and 1996, respectively. First United expects no material change in the net interest margin through the remainder of 1998.

         First United has debt of approximately $24.40 million at September 30, 1998 and interest expense associated with this debt totaled $1.01 million during the first nine months of 1998 compared with $1.10 million during the same period in 1997. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $ 5.00 million note payable to an affiliated company matures in August of 1999. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                               September 30,         December 31,

                                   1998           1997         1996

Yield on Earning Assets            8.17           8.20         8.09
Break-even Yield                   3.70           3.75         3.78

Net Interest Margin                4.47           4.45         4.31
Net Interest Spread                3.60           3.57         3.48



                                LOANS AND LEASES

         First United's gross loans and leases totaled $1.33 billion at September 30, 1998 compared with $1.22 billion at December 31, 1997. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         Total loans increased 9.40% during the first nine months of this year primarily as a result of above average economic conditions present in the Company's market areas. First United is continuing to emphasize loan growth in order to increase total revenues.

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:



                                                      September 30,                        December 31,

                                                          1998                         1997               1996
(In thousands) Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                               $  5,142                       $1,437             $1,395
  Real Estate                                             1,705                        2,714              2,285
  Consumer                                                  413                          406                386
                                                       --------                       ------             ------
                                                       $  7,260                       $4,557             $4,066
                                                       --------                       ------             ------

Past due 90 days or more:
  Commercial                                           $  1,554                       $1,268             $  787
  Real Estate                                               673                        1,430              1,089
  Consumer                                                  326                          507                500
                                                       --------                       ------             ------
                                                       $  2,553                       $3,205             $2,376
                                                       --------                       ------             ------

Renegotiated Commercial
 Loans:                                                $  1,114                       $1,008             $1,236
                                                       --------                       ------             ------

Total non-performing Loans:                            $ 10,927                       $8,770             $7,678
Other Real Estate, Net                                    1,539                        1,069              1,292
                                                       --------                       ------             ------

Total non-performing
 Assets:                                               $ 12,466                       $9,839             $8,970
                                                       ========                       ======             ======

Non-Performing Loans as a %
 of Outstanding Loans                                       .82%                         .72%               .73%
Non-Performing Assets as a
 % of Equity Capital                                       5.04%                        4.26%              4.31%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1998.

         Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio. During the past year, First United has issued revised credit policies for real estate lending in order to control loan risks.


ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The provision for possible loan losses represents management's evaluation of the overall loan portfolio quality and loss experience. During management's periodic review of the provision throughout each quarter, the amount to be provided is determined by the level of net charge-offs, the size of the loan portfolio, non-performing assets, anticipated and current economic conditions and specific reviews of performing and non-performing loans.

         During the first nine months of 1998 First United made provisions for possible loan losses of $2.18 million compared with $2.15 million for the same period in 1997. Total non-performing loans increased $2.16 million from $8.77 million at December 31, 1997 to $10.93 million at September 30, 1998. Net charge-offs through September 30, 1998 totaled $2.30 million.


                                            September 30,       Year Ended December 31,

                                                1998            1997              1996
Allowance as a percentage of total
loans and leases                                1.32%           1.45%             1.42%


         The reserve for possible loan losses as a percentage of non-performing loans was approximately 161% at September 30, 1998 compared with 202% at December 31, 1997.

         The allocation of the allowance for possible loan losses by major categories of loans is as follows:



                                   September 30,                December 31,

                                        1998                1997               1996
(In thousands)
Commercial & Financial                $  7,105            $  5,356           $  4,847
Real Estate                              3,121               3,318              2,408
Consumer                                 2,228               2,578              2,610
Unallocated                              5,121               6,442              5,086
                                      --------            --------           --------
  Total                               $ 17,575            $ 17,694           $ 14,951
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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                    Nine Months Ended
                                       September 30,                  Change

                                     1998           1997           $          %
                                     ----           ----          ---        --
(Dollars in Thousands)

Service Charges on Deposit
Accounts                            $ 6,897       $ 6,988        $(91)      (1.30)%
Trust Income                          1,648         1,808        (160)      (8.85)%
Security Gains (Losses)                 292            48         244      508.33%
Other Income                          4,748         3,928         820       20.88%
                                    -------       --------       ----      -------
     Total Other Income             $13,585       $12,772        $813        6.37%
                                    =======       =======        ====      ======


Excluding security gains and losses, non-interest income increased approximately $.57 million when comparing 1998 with 1997 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.

INVESTMENT SECURITIES

         During the first nine months of 1998, First United had security gains of approximately $.29 million.


                          September 30,                     December 31,

                              1998                     1997               1996
(In thousands)
Market Value              $  231,264               $  239,766          $ 277,954
Amortized Cost               228,260                  237,424            276,314
                          ----------               ----------          ---------
  Difference              $    3,004               $    2,342          $   1,640
                          ==========               ==========          =========


         At September 30, 1998, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


SECURITIES AVAILABLE FOR SALE


                          September 30,                  December 31,

                              1998                  1997               1996
(In thousands)
Market Value              $  619,073            $  664,405        $   612,336
Amortized Cost               612,143               660,975            611,937
                          ----------            ----------        -----------
  Difference              $    6,930            $    3,430        $       399
                          ==========            ==========        ===========


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                     Nine Months Ended
                                        September 30,                    Change

                                      1998           1997             $              %
                                      ----           ----            ---            --
(Dollars in Thousands)

Salaries                             $19,914        $18,878         $1,036          5.49%
Pension and Employee Benefits          6,649          6,089            560          9.20%
Net Occupancy Expense                  3,872          3,874             (2)         (.05)%
Equipment Expense                      2,916          3,081           (165)        (5.36)%
Data Processing Expense                3,666          2,419          1,247         51.55%
Merger-related Costs                     567              0            567         100.0%
Other Operating Expense               12,176         11,931            245          2.05%
                                     -------        -------         ------         ------
     Total Non-Interest Expense      $49,760        $46,272         $3,488          7.54%
                                     =======        =======         ======         ======


         Data Processing expense increased approximately 51.55% during the first nine months of 1998 when compared with the same period in 1997 primarily as a result of a computer conversion.


INCOME TAXES

         The effective tax rate of First United for the nine month period ended September 30, 1998 was 30.04% compared to 29.12% for the same period in 1997.

CAPITAL AND LIQUIDITY

         The assessment of capital adequacy depends primarily on a number of factors which include asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in the various markets served and strength of management. Management of capital focuses on achieving a rate of return for shareholders while following guidelines set forth by bank regulators.

         First United's equity capital totaled $252.05 million at September 30, 1998, compared to the December 31, 1997 level of $233.37 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.


         The table presented below is a comparison of capital ratios:


                                   September 30,             December 31,

                                       1998             1997               1996

Equity Capital to Total Assets        10.26%            9.81%              9.58%
Primary Capital to Total Assets       10.55%           10.09%              9.68%


         The table presented below is a comparison of First United's capital position with regulatory capital requirements:



                                          September 30,             Regulatory
                                              1998                 Requirements

Total Capital/Total Assets                   10.26%                   6.00%

Primary Capital/Total Assets                 10.55%                   5.50%

Total Risk Based Capital                     17.78%                   8.00%

Tier 1 Capital                               16.53%                   4.00%

Leverage Ratio                                9.88%                   3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1998:


                                       September 30,            Year Ended,

                                           1998            1997            1996

Dividend payout ratio                     36.38%          38.97%          26.15%

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

YEAR 2000 COMPLIANCE

         First United has identified its systems, including computer-based systems and applications and other systems with date sensitive embedded chips, and assessed whether they will function properly in the year 2000. This assessment is part of a comprehensive action plan approved by the Board of Directors and Management documenting First United's approach to having all systems and applications Year 2000 ready. First United does not anticipate that it will need to replace any mission critical systems to achieve Year 2000 readiness.

         Implementation of upgrades required to make mission critical system Year 2000 ready and testing of mission critical systems are expected to be completed by December 31, 1998, except for third party proccessors where testing should be completed by March 31, 1999. While all mission critical systems are currently expected to be Year 2000 ready, a contingency plan will be developed prior to December 31, 1998, that will mitigate the risks associated with the failure of any mission critical systems at critical Year 2000 dates.

         Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures First United undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities who provide data to, or receive data from, First United, or whose financial condition or operational capability is important to First United as borrowers, vendors, customers or investment opportunities. Therefore communications with these parties has commenced to heighten their awareness of the Year 2000 issue. Over the next several months, the plans of such third parties to address the Year 2000 issue will be monitored and any identified impact on First United will be evaluated.

         First United's preliminary estimate of the total cost of its Year 2000 compliance efforts will be completed in conjunction with the development of its contingency plan.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         John Burns resigned his position as Senior Vice President, Chief Financial Officer and Secretary of the Company effective July 28, 1998. Robert
L. Jones, President of First National Bank of Magnolia and Assistant Secretary of the Company is serving as Chief Financial Officer and Secretary of the Company on an interim basis.

         The Company has entered into a letter of intent to acquire Mountain Bancshares, Inc., Yellville, Arkansas, and its wholly owned subsidiary The Bank of Yellville in exchange for 950,000 shares of the Company's common stock.

         The Company entered into Executive Severance Agreements on July 27, 1998 with James V. Kelley, its Chairman, President and Chief Financial Officer, and with Jim N. Harwood, and John Robert Graves, who are Regional Chairmen of the Company.

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

       10(a)                Executive Severance Agreement between First United
                   Bancshares, Inc. and James V. Kelley, dated July 27, 1998.

       10(b)                Executive Severance Agreement between First United
                   Bancshares, Inc. and Jim N. Harwood, dated July 27, 1998.

       10(c)                Employment Agreement between Fredonia State Bank
                   and Gordon Lewis, dated effective September 2, 1997.

       10(d)                Executive Severance Agreement between First United
                   Bancshares, Inc. and John Robert Graves, dated July 27, 1998.

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




                         FIRST UNITED BANCSHARES, INC.


                         BY /s/ James V. Kelley
                           ----------------------------------
                               James V. Kelley

                               Chairman, President and  Chief
                               Executive Officer



                         BY /s/ Robert L. Jones
                           ----------------------------------
                               Robert L. Jones

                               Acting Chief Financial Officer and Principal
                               Accounting  Officer





Date: November 13, 1998

                               INDEX TO EXHIBITS




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

         10(a)                Executive Severance Agreement between First United Bancshares,
                     Inc. and James V. Kelley, dated July 27, 1998.

         10(b)                Executive Severance Agreement between First United Bancshares,
                     Inc. and Jim N. Harwood, dated July 27, 1998.

         10(c)                Employment Agreement between Fredonia State Bank
                     and Gordon Lewis, dated effective September 2, 1997.

         10(d)                Executive Severance Agreement between First United Bancshares,
                     Inc. and John Robert Graves, dated July 27, 1998.

         27                   Financial Data Schedule.