Form 10-K
period 1998-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1999-03-30
CIK 355883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998

                                       OR

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

COMMISSION FILE NO. 0-11916
                    -------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of March 1, 1999, 25,294,296 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $386,963,544. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1998 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1998



                        CROSS REFERENCE SHEET AND INDEX



                                                       PART   I.


ITEM NO.                                                                                             LOCATION*
--------                                                                                             ---------


Item  1.      Business......................................................................     Page 4 of Form 10-K

Item  2.      Properties....................................................................     Page 5 of Form 10-K

Item  3.      Legal Proceedings.............................................................     Page 5 of Form 10-K

Item  4.      Submission of Matters to a Vote
              of Security Holders...........................................................     Page 5 of Form 10-K



                                                       PART  II.


Item  5.      Market for Registrant's Common Equity
              and Related Stockholder Matters...............................................     Page 11 of the 1998
                                                                                                 Annual Report
                                                                                                 to Stockholders

Item  6.      Selected Financial Data.......................................................     Page 17 of the 1998
                                                                                                 Annual Report to
                                                                                                 Stockholders

Item  7.      Managements's Discussion and Analysis
              of Financial Condition and Results of
              Operations....................................................................     Pages 3 - 16 of the
                                                                                                 1998 Annual Report
                                                                                                 to Stockholders

Item  8.      Financial Statements and Supplementary Data...................................     Pages 19 - 36 of the
                                                                                                 1998 Annual Report
                                                                                                 to Stockholders

Item  9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........................................     Not Applicable

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1998



CROSS REFERENCE SHEET AND INDEX (CONTINUED)



                                                       PART III.


ITEM NO.                                                                                            LOCATION*
--------                                                                                            ---------

Item 10.      Directors and Executive Officers of the
              Registrant ...................................................................     Page 38 of the 1998
                                                                                                 Annual Report to
                                                                                                 Stockholders


         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                                       PART  IV.


Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.......................................................     Page 7








      * Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1998. The Registrant's 1998 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1998 Annual Report to Stockholders and Definitive Proxy Statement.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1998

                                     PART I

ITEM 1.  BUSINESS.

DESCRIPTION OF BUSINESS

         First United Bancshares, Inc. (First United) is a multi-bank holding company incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1998, First United acquired fifteen other banks in different cities within Arkansas, Louisiana and Texas. The banks acquired were the First National Bank of Magnolia
(FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas
(BNA), First Stuttgart Bank and Trust Company n\k\a First United Bank (FUB), FirstBank, Texarkana, Texas (FBTX), Citizens Bank & Trust of Carlisle (CBT Carlisle), Hazen First State Bank of Hazen (HFSB), First Bank of Arkansas of Brinkley (FBA), City Bank & Trust of Shreveport, Shreveport, Louisiana (CBT), Fredonia State Bank, Nacogdoches, Texas (FSB), Citizens National Bank of Hope, Hope, Arkansas (CNBH), Peoples Bank & Loan Company, Lewisville, Arkansas (PBLC), and First Republic Bank, Rayville, Louisiana (FRB). CBT Carlisle, HFSB and FBA were merged with and into FUB in 1997. First United formed First United Trust Company, N.A. (FUTC) in 1996. Each of the banks and the trust company are wholly-owned by First United.

         The banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. The trust company provides trust services and fiduciary functions of First United's affiliated banks which provide such services except that FBTX continues to act as the fiduciary for all of its accounts and FUB maintains a limited number of its accounts on a full service basis. For further discussion of First United operations, see pages 3 through 16 of the Annual Report to Stockholders, which is incorporated by reference to Item 7 in the Form 10-K.

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

         First United's thirteen banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as national banking associations, FNBE, FNBM, MPBC, CNBFS, and CNBH are subject to the regulation and supervision of the Comptroller of the Currency, while CBA, BNA, FUB, and PBLC are subject to the regulation of the Arkansas State Bank Department, CBT and FRB are subject to the regulation of the Louisiana Office of Financial Institutions and FBTX and FSB are subject to the regulation of the Texas Department of Banking. FNBE, MPBC, CNBFS, FNBM, CNBH and FUTC are members of the Federal Reserve System and subject to regulation by the Federal Reserve Board. FUTC is also subject to regulation by the Comptroller of Currency.

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

EMPLOYEES

         At December 31, 1998, First United and its subsidiaries had approximately 1,000 full-time equivalent employees and considers its relationship with its employees to be good.

YEAR 2000 COMPLIANCE

         First United's Year 2000 program is discussed under the caption "Regulatory and Accounting Issues" on page 14 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.



ITEM 2.  PROPERTIES.

PROPERTIES

         The thirteen (13) banking subsidiaries of First United hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in thirty-eight (38) communities throughout Arkansas, Louisiana and Texas. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United leases real property in connection with its data processing operations. First United does not own any real property. The administrative office space required for First United's officers and employees is leased from FNBE. FUTC is also located in facilities owned by FNBE.



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



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                   NAMED EXECUTIVE OFFICERS OF THE REGISTRANT

              James V. Kelley, 49 . . . . . . . .    Chairman, President and Chief Executive Officer of First
                                                     United since 1987; Chairman and Chief Executive Officer
                                                     of FNBE since 1985.

              Robert L. Jones, 63 . . . . . . . .    Acting Chief Financial Officer and Principal Accounting
                                                     Officer of First United since August, 1998; President and
                                                     Chief Executive Officer of FNBM since 1991; President and
                                                     Chief Executive Officer of MPBC from 1984 to 1991.

              Jim N. Harwood, 59 . . . . . . . . .   North and West Arkansas Regional Chairman of the Company since
                                                     April, 1998; President and Chief Executive Officer of CNBFS since
                                                     1993; Executive Vice President of CNBFS from 1983 to 1993.

              Gordon Lewis, 49 . . . . . . . . . .   Texas and Louisiana Regional Chairman of the Company
                                                     since April, 1998; Chairman and President of FSB since
                                                     March, 1995; President and CEO of FSB from April, 1990
                                                     to March, 1995.

              John Robert Graves, 57 . . . . . . .   South Arkansas Regional Chairman of the Company since
                                                     April, 1998; Chairman and Chief Executive Officer of
                                                     CNBH, since 1989;  President of CNBH from 1988 to
                                                     January, 1999.



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

         The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Analysis" on pages 3 - 16 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Statements and Notes" on pages 19 - 36 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's named executive officers is included under the separate captions "Named Executive Officers of the Registrant" at the end of
Part I of this report. The remaining information required in response to this
Item is incorporated by reference from the disclosure contained under the caption "Executive Officers and Directors" on page 38 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1998 fiscal year covered by this Annual Report on 10-K.


ITEM 11.      EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1998 fiscal year covered by this Annual Report on 10-K.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1998 fiscal year covered by this Annual Report on 10-K.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1998 fiscal year covered by this Annual Report on 10-K.


                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8-K.

ITEM 14(a)(1)     FINANCIAL STATEMENTS.

         The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1998 as required by Item 8, are:


                                                                                                    Page(s) in 1998 Annual
                                                                                                    Report to Stockholders

         Reports of Management and Independent Auditors .............................................       Page 37
         Consolidated Statements of Condition as of
              December 31, 1998 and 1997 ............................................................       Page 19
         Consolidated Statement of Income
              for the three years ended December 31, 1998, 1997 and 1996 ............................       Page 20
         Consolidated Statements of Changes in Capital Accounts
              for the three years ended December 31, 1998, 1997 and 1996 ............................       Page 21
         Consolidated Statements of Cash Flows
              for the three years ended December 31, 1998, 1997 and 1996 ............................       Page 22
         Notes to Consolidated Financial Statements-December 31, 1998 ...............................       Pages 23-36



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

         Not applicable.


ITEM 14(c)        EXHIBITS.

         The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index".


ITEM 14(d)        FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1998.



                                    FIRST UNITED BANCSHARES, INC.



                                    By: /s/ ROBERT L. JONES
                                        ----------------------------------------
                                        Robert L. Jones, Acting Chief Financial
                                        Officer and Principal Accounting Officer




                               POWER OF ATTORNEY


         Each person whose signature appears below hereby authorizes James V. Kelley and/or Robert L. Jones, to file one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes to the Annual Report on Form 10-K as he deems appropriate, and each such person hereby appoints James
V. Kelley and/or Robert L. Jones as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-K.

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


            SIGNATURE                                   TITLE                                DATE
            ---------                                   -----                                ----


/s/ JAMES V. KELLEY                     Chairman of the Board, President, Chief             March 15, 1999
-----------------------                 Executive Officer
James V. Kelley




/s/ ROBERT L. JONES                     Acting Chief Financial Officer, and                 March 15, 1999
-----------------------                 Principal Accounting Officer
Robert L. Jones




/s/ E. LARRY BURROW                                     Director                           March 15, 1999
-----------------------
E. Larry Burrow




-----------------------                                 Director                           March 15, 1999
Claiborne P. Deming

/s/ AL GRAVES, JR.                                      Director                                March 15, 1999
---------------------------
Al Graves, Jr.



/s/ TOMMY HILLMAN                                       Director                                March 15, 1999
Tommy Hillman



/s/ ROY E. LEDBETTER                                    Director                                March 15, 1999
---------------------------
Roy E. Ledbetter



/s/ MICHAEL F. MAHONY                                   Director                                March 15, 1999
---------------------------
Michael F. Mahony



---------------------------                             Director                                March 15, 1999
Richard H. Mason



/s/ JACK W. MCNUTT                                      Director                                March 15, 1999
---------------------------
Jack W. McNutt



/s/ GEORGE MIDDLEBROOK, III                             Director                                March 15, 1999
---------------------------
George Middlebrook, III



/s/ R. MADISON MURPHY                                   Director                                March 15, 1999
---------------------------
R. Madison Murphy



/s/ ROBERT C. NOLAN                                     Director                                March 15, 1999
---------------------------
Robert C. Nolan



/s/ CAL PARTEE, JR.                                     Director                                March 15, 1999
---------------------------
Cal Partee, Jr.



---------------------------                             Director                                March 15, 1999
Carolyn Tennyson



/s/ JOHN D. TRIMBLE, JR.                                Director                                March 15, 1999
---------------------------
John D. Trimble, Jr.

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1998



                                 EXHIBIT INDEX


              EXHIBIT NUMBER                                       DESCRIPTION
              --------------                                       -----------

                   2(a)                     Agreement and Plan of Reorganization between First United Bancshares, Inc. and
                                            Citizens National Bancshares of Hope, Inc. and Plan of Merger attached as Exhibit
                                            A thereto (previously filed by the Company in its Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 333-43637 as filed with the
                                            Securities and Exchange Commission on December 31, 1997, and Amendment No.
                                            1 thereto, filed on February 3, 1998, which became effective February 6, 1998)
                                            incorporated herein by reference.

                   2(b)                     Agreement and Plan of Reorganization between First United Bancshares, Inc. and
                                            First Republic Bancshares, Inc. and Plan of Merger attached as Exhibit A thereto
                                            (previously filed by the Company in its Form S-4 Registration Statement under the
                                            Securities Act of 1933, Registration No. 333-44601 as filed with the Securities and
                                            Exchange Commission on January 21, 1998, and Amendment No. 1 thereto, filed on February 4, 1998, which became effective February 6, 1998) incorporated herein by reference.

                   3(a)                     Articles of Incorporation of First United Bancshares, Inc., as Amended.

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

                  10(a)                     First United Bancshares, Inc. 1994 Equity Participation Plan (previously filed as
                                            Exhibit 99 to the Company's Registration Statement on Form S-8, Registration No.
                                            033-56387) incorporated herein by reference.

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

                  10(c)                     Executive Severance Agreement between First United Bancshares, Inc. and
                                            James V. Kelley, dated July 27, 1998.

                  10(d)                     Executive Severance Agreement between First United Bancshares, Inc. and Jim N.
                                            Harwood, dated July 27, 1998.

                  10(e)                     Employment Agreement between Fredonia State Bank and Gordon Lewis, dated effective September 2, 1997.

                  10(f)                     Executive Severance Agreement between First United Bancshares, Inc. and John
                                            Robert Graves, dated July 27, 1998.

                  11                        Statement of Computation of Per Share Earnings (see page 20 of the Consolidated
                                            Financial Statements of First United Bancshares, Inc. contained in the 1998 Annual
                                            Report to Stockholders which is included herein as Exhibit 13).

                  13                        First United Bancshares, Inc. 1998 Annual Report to Stockholders.

                  21                        Subsidiaries of First United Bancshares, Inc.

                  23(a)                     Consent of Arthur Andersen LLP.

                  23(b)                     Consent of Axley & Rode LLP.

                  23(c)                     Consent of Frazier, Minchew, Robinson, Gardner and Langston, CPAs.

                  23(d)                     Consent of Moore Stephens Frost

                  24                        Power of Attorney (see signature page).

                  27                        Financial Data Schedule.