Form 10-K/A
period 1998-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 1999-04-15
CIK 355883

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998

                                       OR

  [  ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM________TO__________

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

          Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.
===============================================================================

                         FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1998


          This report on Form 10-K/A amends the report on Form 10-K of First United Bancshares, Inc. filed with the Securities and Exchange Commission on March 30, 1999. This amendment is filed solely to amend and supplement Part IV,
Item 14, sub-section C entitled "Exhibits" of Form 10-K as follows:

ITEM 14(C)                 EXHIBITS.

          The separate section filed as part of the Annual Report on Form 10-K under the caption "Exhibit Index" is hereby amended to add the following exhibits which are filed herewith.


          EXHIBIT NUMBER                          DESCRIPTION


              10(g) Supplemental Executive Retirement Agreement between First United Bancshares, Inc. and Robert L. Jones dated December 31, 1993.

              10(h) Supplemental Executive Retirement Agreement between First United Bancshares, Inc. and Jimmy N. Harwood dated December 31, 1993.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April, 1999.



                                       FIRST UNITED BANCSHARES, INC.



                                       By: /s/ JAMES V. KELLEY
                                           ------------------------------------
                                           James V. Kelley
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                               POWER OF ATTORNEY

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                              TITLE                               DATE
      ---------                              -----                               ----

 /s/ JAMES V. KELLEY          Chairman of the Board, President, Chief        April 5, 1999
-----------------------       Executive Officer
James V. Kelley



 /s/ JOHN G. COPELAND         Chief Financial Officer and Principle          April 5, 1999
-----------------------       Accounting Officer
John G. Copeland




/s/ E. LARRY BURROW   *       Director                                       April 5, 1999
-----------------------
E. Larry Burrow



-----------------------
Claiborne P. Deming           Director                                       April 5, 1999



/s/ AL GRAVES, JR.    *       Director                                       April 5, 1999
-----------------------

/s/ TOMMY HILLMAN           *       Director                                 April 5, 1999
-----------------------------
Tommy Hillman



/s/ ROY E. LEDBETTER        *       Director                                 April 5, 1999
-----------------------------
Roy E. Ledbetter



/s/ MICHAEL F. MAHONY       *       Director                                 April 5, 1999
-----------------------------
Michael F. Mahony



                            *       Director                                 April 5, 1999
-----------------------------
Richard H. Mason



/s/ JACK W.MCNUTT           *       Director                                 April 5, 1999
-----------------------------
Jack W. McNutt



/s/ GEORGE MIDDLEBROOK, III *       Director                                 April 5, 1999
-----------------------------
George Middlebrook, III



/s/ R. MADISON MURPHY       *       Director                                 April 5, 1999
-----------------------------
R. Madison Murphy



/s/ ROBERT C. NOLAN         *       Director                                 April 5, 1999
-----------------------------
Robert C. Nolan



/s/ CAL PARTEE, JR.         *       Director                                 April 5, 1999
-----------------------------
Cal Partee, Jr.



-----------------------------       Director
Carolyn Tennyson



/s/ JOHN D. TRIMBLE, JR.    *       Director
-----------------------------
John D. Trimble, Jr.


* By: /s/ JAMES V. KELLEY
      -----------------------
      James V. Kelley
      Attorney-in-Fact

                               INDEX TO EXHIBITS

Index
Number            Description
------            -----------
 10(g)            Supplemental Executive Retirement Agreement between First
                  United Bancshares, Inc. and Robert L. Jones dated December 31,
                  1993.

 10(h)            Supplemental Executive Retirement Agreement between First
                  United Bancshares, Inc. and Jimmy N. Harwood dated December
                  31, 1993.