Form 10-Q
period 1999-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 1999-05-13
CIK 355883

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                               ------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                 March 31, 1999

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

                           Yes [X]  No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 1999 was 25,294,296.

================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998


                                      INDEX


PART I.        FINANCIAL INFORMATION:

Item 1.        Consolidated Statements of Condition, March 31, 1999 and
               December 31, 1998.                                                3

               Consolidated Statements of Income for the Three Months Ended
               March 31, 1999 and 1998.                                          4

               Consolidated Statements of Cash Flow for the Three Months Ended
               March 31, 1999 and 1998.                                          5

               Notes to Consolidated Financial Statements.                       6

Item 2.        Management`s Discussion and Analysis of Financial Condition and
               Results of Operation.                                             7 - 14

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                15

Item 2.        Change in Securities                                             15

Item 3.        Defaults Upon Senior Securities                                  15

Item 4.        Submission of Matters to a Vote of Security Holders              15

Item 5.        Other Information                                                15

Item 6.        Exhibits and Reports on Form 8-K                                 15

               Signatures
                                                                                16

Part I.                     FIRST UNITED BANCSHARES, INC.
Item 1                  CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       March 31,      December 31,
                                                                                         1999             1998
                                                                                     -----------      -----------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks ........................................................     $    85,956      $    91,207
Short-Term Investments ........................................................
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ..................................................          74,873           71,928
  Other Short-Term Investments .................................................          23,453           15,696
                                                                                     -----------      -----------
Total Short-Term Investments ...................................................          98,326           87,624
Securities Available-for-Sale ..................................................         689,829          684,662
Investment Securities ..........................................................         212,254          226,083
Total Loans ....................................................................       1,352,135        1,359,485
  Unearned Discount ............................................................          (5,588)          (6,324)
  Allowance for Loan Losses ....................................................         (17,786)         (17,302)
                                                                                     -----------      -----------
   Net Loans ...................................................................       1,328,761        1,335,859
Premises and Equipment .........................................................          42,691           42,739
Goodwill .......................................................................          10,259           10,674
Other Real Estate ..............................................................           1,324            1,399
Other Assets ...................................................................          36,116           36,210
                                                                                     -----------      -----------
   Total Assets ................................................................     $ 2,505,516      $ 2,516,457
                                                                                     ===========      ===========

LIABILITIES
Deposits:
  Demand
  Savings and Interest-Bearing Demand ..........................................     $   328,126      $   338,414
  Time .........................................................................         589,139          588,311
   Total Deposits ..............................................................       1,214,497        1,207,226
                                                                                     -----------      -----------
Federal Funds Purchased and Securities Sold Under ..............................       2,131,762        2,133,951
  Agreements to Repurchase
Other Liabilities ..............................................................          72,377           82,470
Notes Payable ..................................................................          20,196           18,036
   Total Liabilities ...........................................................          22,984           26,367
                                                                                     ===========      ===========
                                                                                       2,247,319        2,260,824
                                                                                     -----------      -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1999 and 1998;
  none outstanding)
Common Stock (Par value of $1.00; 50,000 shares authorized; ....................             -0-              -0-
25,294 shares outstanding in 1999 and 1998)
Surplus ........................................................................          25,294           25,294
Undivided Profits ..............................................................          26,610           26,610
Accumulated Other Comprehensive Income .........................................         205,922          200,769
   Total Capital Accounts ......................................................             371            2,960
                                                                                     -----------      -----------
   Total Liabilities and Capital Accounts ......................................         258,197          255,633
                                                                                     -----------      -----------
                                                                                     $ 2,505,516      $ 2,516,457
                                                                                     ===========      ===========

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                           March 31,
(In thousands, except per share data)                                                  1999        1998
                                                                                     -------     -------
INTEREST INCOME
Interest and Fees on Loans .....................................................     $30,164     $28,506
Interest on Securities:
  Taxable Securities ...........................................................      11,335      12,117
  Nontaxable Securities ........................................................       1,870       1,631
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell .........................................................         782         778
Interest on Deposits in Banks ..................................................         204         302
                                                                                     =======     =======
    TOTAL INTEREST INCOME ......................................................      44,355      43,334
                                                                                     -------     -------
INTEREST EXPENSE
Interest on Deposits ...........................................................      18,925      18,865
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase .....................................................         835       1,000
Interest on Notes Payable ......................................................         347         348
                                                                                     -------     -------
    TOTAL INTEREST EXPENSE .....................................................      20,107      20,213
                                                                                     -------     -------
    NET INTEREST INCOME ........................................................      24,248      23,121
Provision for Possible Loan Losses .............................................         688         317
                                                                                     =======     =======
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ..................................................      23,560      22,804
                                                                                     -------     -------
OTHER INCOME
Service Charges on Deposit Accounts ............................................       2,395       2,256
Trust Fee Income ...............................................................         619         526
Security Gains (Losses) ........................................................         187         102
Other Operating Income .........................................................       1,577       1,495
                                                                                     =======     =======
    TOTAL OTHER INCOME .........................................................       4,778       4,379
                                                                                     -------     -------
OTHER EXPENSE
Salaries .......................................................................       6,970       6,494
Pension and Other Employee Benefits ............................................       2,138       2,123
Net Occupancy Expense ..........................................................       1,267       1,224
Equipment Expense ..............................................................       1 069         978
Data Processing Expense ........................................................       1,179       1,010
Other Operating Expenses .......................................................       4,027       4,116
                                                                                     -------     -------
    TOTAL OTHER EXPENSE ........................................................      16,650      15,945
                                                                                     -------     -------
INCOME BEFORE INCOME TAXES .....................................................      11,688      11,238
INCOME TAX EXPENSE .............................................................       3,565       3,064
                                                                                     -------     -------
    NET INCOME .................................................................     $ 8,123     $ 8,174
                                                                                     =======     =======
EARNINGS PER SHARE .............................................................     $  0.32     $  0.32
                                                                                     =======     =======
BASIC ..........................................................................     $  0.32     $  0.32
                                                                                     =======     =======
DILUTED ........................................................................     $  0.32     $  0.32
                                                                                     =======     =======
CASH DIVIDENDS PER SHARE .......................................................     $ 0.115     $  0.10
                                                                                     =======     =======
AVERAGE SHARES ISSUED AND OUTSTANDING ..........................................      25,294      25,294

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                              March 31,
                                                                         1999           1998
                                                                      ---------      ---------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................     $   8,123      $   8,174
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation .................................................         1,026            996
   Amortization of Goodwill .....................................           321            313
   Provision for Possible Loans Losses ..........................           688            317
   Provision for Deferred Taxes .................................           253            (78)
   Gain on Sales of Securities ..................................          (187)          (102)
   Accretion of Bond Discount, Net ..............................          (439)           (48)
   (Increase) Decrease in Other Assets ..........................           169            995
   Increase (Decrease) in Other Liabilities .....................          (614)        (4,500)
                                                                      ---------      ---------
Net Cash Provided by Operating Activities .......................         9,340          6,067
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ..............        18,243         24,924
 Proceeds from Maturities of Securities Available-for-Sale ......        84,294         98,557
 Proceeds from Sales of Securities Available-for-Sale ...........        18,524          1,748
 Purchase of Investment Securities ..............................        (6,854)        (7,028)
 Purchase of Available-for-Sale Securities ......................      (108,011)       (72,693)
 Increase (Decrease) in Federal Funds, Net ......................       (13,038)       (31,807)
 (Increase) Decrease in Other Short-Term Investments ............        (7,757)         3,859
 (Increase) Decrease in Loans ...................................         6,610        (30,137)
 Capital Additions ..............................................          (978)          (764)
                                                                      =========      =========
Net Cash Used in Investing Activities ...........................        (8,967)       (13,341)
                                                                      =========      =========
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (Decrease) in Demand, Savings and Interest-bearing
     Demand Deposits ............................................        (9,460)        21,845
Increase (Decrease) in Time Deposits ............................         7,271         10,745
 Repayment of Notes Payable .....................................          (527)           (81)
 Dividends Paid .................................................        (2,908)        (2,529)
Net Cash Provided by (Used in) Financing Activities .............        (5,624)        29,980
Net Increase (Decrease) in Cash and Cash Equivalents ............        (5,251)        22,706
Cash and Cash Equivalents, Beginning ............................        91,207         83,291
                                                                      ---------      ---------
Cash and Cash Equivalents, Ending ...............................     $  85,956      $ 105,997
                                                                      =========      =========

                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A. (El Dorado, Arkansas), The First National Bank of El Dorado (El Dorado, Arkansas), First National Bank of Magnolia (Magnolia, Arkansas), Merchants and Planters Bank, N.A. of Camden (Camden, Arkansas), City National Bank of Fort Smith (Fort Smith, Arkansas), Commercial Bank at Alma (Alma, Arkansas), The Bank of North Arkansas (Melbourne, Arkansas), FirstBank (Texarkana, Texas), First United Bank (Stuttgart, Arkansas), Fredonia State Bank (Nacogdoches, Texas), City Bank & Trust of Shreveport (Shreveport, Louisiana), The Citizens National Bank of Hope (Hope, Arkansas), Peoples Bank & Loan Company (Lewisville, Arkansas), and First Republic Bank (Rayville, Louisiana). All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 1999 and the related consolidated statements of income for the three month period ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the three month period ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.


2.       BUSINESS COMBINATIONS

         On April 8, 1999, Peoples Bank & Loan Company was merged with and into The Citizens National Bank of Hope. First United acquired both Peoples Bank & Loan Company and The Citizens National Bank of Hope on March 30, 1998.


3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 1999 are not necessarily indicative of the results for the entire year of 1999. This report should be read in conjunction with First United's 1998 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.


4.       CAPITAL ACCOUNTS

         On May 26, 1998, First United declared a two-for-one stock split. The additional shares were issued on June 30, 1998 to shareholders of record on June 1, 1998. All per share data and number of shares outstanding have been retroactively restated to reflect the effect of this stock split.

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 25,294,296 for 1999 and 1998. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 34,000 in 1999 and 69,000 in 1998.


5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $5.53 million and $8.28 million for the quarters ended March 31, 1999 and 1998, respectfully.


6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the three months ended March 31, 1999 and 1998 amounted to $202,000 and $167,000 respectively.


Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries. The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), Fredonia State Bank ("Nacogdoches"), City Bank & Trust of Shreveport ("Shreveport"), The Citizens National Bank of Hope ("Hope"), Peoples Bank & Loan Company ("Lewisville"), and First Republic Bank ("Republic"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.


RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1999 was $8.12 million, or $.32 per share compared with $8.17 million or $.32 per share during the same period in 1998. The annualized return on average assets from continuing operations for the three months ended March 31, 1999 and 1998 was 1.32% and 1.41% respectively, while the annualized return on average equity was 13.02% and 14.23% respectively for the same periods.


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

         On a tax equivalent basis, net interest income for the first three months of 1999 was $25.34 million compared with $24.00 million in the first three months of 1998. Net interest income also increased when compared with 1997. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through March 31, 1999 was 4.40% compared with 4.34% and 4.43% for the years ended December 31, 1998 and 1997, respectively. First United expects no material change in the net interest margin through the remainder of 1999.

         First United has debt of approximately $22.98 million at March 31, 1999 and interest expense associated with this debt totaled $.35 million during the first three months of 1999 compared with $.35 million during the same period in 1998. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an unaffiliated company matures in August of 1999. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:


                                March 31,               December 31,
                                  1999             1998              1997
                                --------           ----              ----
  Yield on Earning Assets         7.88             8.00              8.17
  Break-even Yield                3.48             3.66              3.74

  Net Interest Margin             4.40             4.34              4.43
  Net Interest Spread             3.57             3.45              3.60


LOANS AND LEASES

         First United's gross loans and leases totaled $1.35 billion at March 31, 1999 compared with $1.36 billion at December 31, 1998. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

         A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a loan review staff operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans and related documentation. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                         March 31,        December 31,
                                          1999         1998         1997
                                         --------     -------      -------
(In thousands) Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                 $ 2,719      $ 3,020      $ 1,570
  Real Estate                              4,551        3,236        2,010
  Consumer                                   580          521          365
                                         -------      -------      -------
                                         $ 7,850      $ 6,777      $ 3,945
Past due 90 days or more:
  Commercial                             $ 1,123      $ 1,225      $ 1,235
  Real Estate                              1,013        1,293        2,034
  Consumer                                   271          294          548
                                         -------      -------      -------
                                         $ 2,407      $ 2,812      $ 3,817
                                         -------      -------      -------
Renegotiated Commercial
 Loans:                                  $   831      $ 1,068      $   878
                                         -------      -------      -------
Total non-performing Loans:              $11,088      $10,657      $ 8,640
Other Real Estate, Net                     1,542        1,399          983

Total non-performing
 Assets:                                 $12,630      $12,056      $ 9,623
                                         =======      =======      =======
Non-Performing Loans as a %
 of Outstanding Loans                        .82%         .78%         .71%
Non-Performing Assets as a
 % of Equity Capital                        4.90%        4.72%        4.10%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 1999.

         Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio.


ALLOWANCE FOR LOAN AND LEASE LOSSES

         The provision for loan losses represents management's evaluation of the overall loan portfolio quality and loss experience. During management's periodic review of the provision throughout each quarter, the amount to be provided is determined by the level of net charge-offs, the size of the loan portfolio, the non-performing assets, anticipated and current economic conditions and specific reviews of performing and non-performing loans.

         During the first three months of 1999 First United made provisions for loan losses of $.69 million compared with $.32 million for the same period in 1998. Total non-performing loans increased $.43 million from $10.66 million at December 31, 1998 to $11.09 million at March 31, 1999. Net charge-offs through March 31, 1999 totaled $.20 million.


                                        March 31,   Year Ended December 31,
                                         1999         1998         1997
                                        --------     -----        -----
Allowance as a percentage of total
loans and leases                         1.32%       1.27%        1.45%

         The allowance for loan losses as a percentage of non-performing loans was approximately 160% at March 31, 1999 compared with 162% at December 31, 1998.

         The allocation of the allowance for loan losses by major categories of loans is as follows:

                           March 31,       December 31,
                             1999       1998        1997
                           --------    -------     -------
(In thousands)
Commercial & Financial     $ 3,656     $ 3,916     $ 4,721
Real Estate                  4,103       3,785       3,949
Consumer                     1,956       2,316       2,534
Unallocated                  8,071       7,285       6,490
                           -------     -------     -------
  Total                    $17,786     $17,302     $17,694
                           =======     =======     =======


NON-INTEREST INCOME

         Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                               Three Months Ended
                                    March 31,              Change
                                1999       1998        $            %
                               ------     ------     ------        ------
(Dollars in Thousands)

Service Charges on Deposit
Accounts                       $2,395     $2,256     $  139         6.16%
Trust Income                      619        526         93        17.68%
Security Gains (Losses)           187        102         85        83.33%
Other Income                    1,577      1,495         82         5.48%
                               ------     ------     ------        -----
     Total Other Income        $4,778     $4,379     $  399         9.11%
                               ======     ======     ======        =====

         Excluding security gains and losses, non-interest income increased approximately $.31 million when comparing 1999 with 1998 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.


SECURITIES AVAILABLE FOR SALE

                   March 31,        December 31,
                     1999         1998         1997
                   --------     --------     --------
(In thousands)
Market Value       $689,829     $684,662     $664,482
Amortized Cost      689,296      680,107      660,599
                   --------     --------     --------
  Difference       $    533     $  4,555     $  3,883
                   ========     ========     ========

INVESTMENT SECURITIES

         During the first three months of 1999, First United had security gains of approximately $.19 million.

                   March 31,         December 31,
                     1999         1998         1997
                   --------     --------     --------
(In thousands)
Market Value       $214,417     $228,614     $239,766
Amortized Cost      212,254      226,083      237,424
                   --------     --------     --------
  Difference       $  2,163     $  2,531     $  2,342
                   ========     ========     ========


         At March 31, 1999, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.


NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                    Three Months Ended
                                        March 31,                   Change
                                     1999        1998          $              %
                                    -------     -------     -------         -----
(Dollars in Thousands)

Salaries                            $ 6,970     $ 6,494     $   476          7.33%
Pension and Employee Benefits         2,138       2,123          15           .71%
Net Occupancy Expense                 1,267       1,224          43          3.51%
Equipment Expense                     1,069         978          91          9.30%
Data Processing Expense               1,179       1,010         169         16.73%
Other Operating Expense               4,027       4,116         (89)        (2.16)%
                                    -------     -------     -------         -----
     Total Non-Interest Expense     $16,650     $15,945     $   705          4.42%
                                    =======     =======     =======         =====

INCOME TAXES

         The effective tax rate of First United for the three month period ended March 31, 1999 was 30.50% compared to 27.26% for the same period in 1998.


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

         First United's equity capital totaled $258.20 million at March 31, 1999, compared to the December 31, 1998 level of $255.63 million. The growth and retention of earnings continues to be First United's primary source of additional capital.

Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.


         The table presented below is a comparison of capital ratios:

                                        March 31,          December 31,
                                          1999         1998         1997
                                        --------      -----        -----
Equity Capital to Total Assets           10.29%       10.05%        9.86%
Primary Capital to Total Assets          10.92%       10.66%       10.53%


         The table presented below is a comparison of First United's capital position with regulatory requirement:

                                            March 31,
                                              1999       Regulatory
                                            --------     ----------
Total Capital/Total Assets

Primary Capital/Total Assets                 10.92%        5.50%

Total Risk Based Capital                     17.97%        8.00%

Tier 1 Capital                               16.72%        4.00%

Leverage Ratio                                9.92%        3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 1999:

                              March 31,              Year Ended,
                                1999            1998             1997
                              --------         -----            -----
Dividend payout ratio         35.80%           36.92%           38.28%

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

         First United continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, First United can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in First United's asset-liability position since December 31, 1998. At March 31, 1999, First United's interest-bearing liabilities maturing or repricing within one year exceeded the interest-bearing assets maturing or repricing within the same time period.


FORWARD LOOKING STATEMENTS

         This 10-Q contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended March 31, 1999.


YEAR 2000 COMPLIANCE

         The "Year 2000 Issue" has arisen due to the fact that many computer hardware and software systems along with components of certain automated equipment utilize only the last two digits of a date to refer to the year, failing to distinguish dates within the twentieth century from those of the twenty-first or other centuries. If not corrected, these systems could fail or produce erroneous results with the advent of the twenty-first century.

         First United has identified its systems, including computer-based systems and applications and other systems with date sensitive embedded chips, and assessed whether they will function properly in the Year 2000. This assessment is part of a comprehensive action plan ("Year 2000 Readiness Project") approved by the Board of Directors and Management documenting First United's approach to having all systems and applications Year 2000 ready by June 30, 1999. First United does not anticipate that it will need to replace any mission critical systems to achieve Year 2000 readiness.

         Implementation of upgrades required to make mission critical systems Year 2000 ready and testing of mission critical systems are expected to be completed by June 30, 1999. Testing of the core banking systems for the majority of First United's banks was completed by December 31, 1998, and the testing of the remainder of the banks was completed by March 31, 1999. While all mission critical systems are currently expected to be Year 2000 ready, a contingency plan will be developed prior to June 30, 1999, that will mitigate the risks associated with the failure of any mission critical systems at critical Year 2000 dates.

         Ultimately, the potential impact of the Year 2000 Issue will depend not only on the corrective measures First United undertakes, but also on the way in which the Year 2000 Issue is addressed by governmental agencies, businesses and other entities who provide data to, or receive data from, First United, or whose financial condition or operational capability is important to First United as borrowers, vendors, customers or investment opportunities. Therefore, communications with these parties has commenced to heighten their awareness of the Year 2000 Issue. Over the next several months, the plans of such third parties to address the Year 2000 Issue will be monitored and any identified impact on First United will be evaluated.

         First United estimates that the cumulative cost of the Year 2000 Readiness Project will be approximately $2 million. As of December 31, 1998, First United had incurred $1.2 million of that amount. The cost estimates include personnel cost related to all aspects of the Project, including testing of mission critical systems, as well as the cost to purchase upgrades or replacement hardware and software and other out-of-pocket expenses. The purchase of hardware and software will be capitalized according to normal policy. Cost associated with personnel and out-of-pocket expenses will be expensed in the period incurred.

         First United established a new data processing center in 1996 and converted nine of its banks to its new data processing system between 1996 and 1998. The new system and equipment have been successfully tested as Year 2000 compliant. The conversion costs and equipment were allocated to regular data processing costs. If such costs and equipment necessary for the new system had been included as Year 2000 costs, First United's Year 2000 compliance costs incurred and cost estimates would be substantially higher.

         The forward-looking statements contained herein with regard to the timing and overall cost estimates of First United's efforts to address the Year 2000 Issue are based upon First United's experience thus far in this effort. Should First United encounter unforeseen difficulties either in the continuing review of its computerized systems, their ultimate remediation, or the responses of its business partners, the actual results could vary significantly from the estimates contained in these forward-looking statements.

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

                  Not Applicable


Item 2.  CHANGES IN SECURITIES

                  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.  OTHER MATTERS

                  On March 22, 1999, John G. Copeland joined First United as Senior Vice President and Chief Financial Officer. His responsibilities will include long-range planning, mergers and acquisitions, corporate accounting and shareholder relations. Mr. Copeland has twenty-four years of experience in banking. In his most recent position, he was Vice President of the Financial Division of Union Planters Corporation in Memphis, Tennessee. Mr. Copeland received his bachelor's degree from the University of Memphis, Memphis, Tennessee. He is a Certified Public Accountant. In addition, Mr. Copeland is a member of the American Institute of CPAs and the Tennessee Society of CPAs.

                  On April 8, 1999, Peoples Bank & Loan Company was merged with and into The Citizens National Bank of Hope. First United acquired both Peoples Bank & Loan Company and The Citizens National Bank of Hope on March 30, 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report or are incorporated by reference to previously filed material.

               Exhibit No.                Description of Exhibit
               -----------                ----------------------
                  27                        Financial Data Schedule


         Reports on Form 8-K
         -------------------
         Not Applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           FIRST UNITED BANCSHARES, INC.


                           BY /s/ James V. Kelley
                              -------------------------------------------------
                              James V. Kelley

                              Chairman, President and  Chief
                              Executive Officer



                           BY /s/ John G. Copeland
                              -------------------------------------------------
                              John G. Copeland

                              Senior Vice President, Chief Financial Officer and Principal Accounting Officer





Date:  May 13, 1999

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule