Form 10-Q
period 1999-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 1999-08-13
CIK 355883

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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

                                 June 30, 1999

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1999 was 25,294,296.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1999




                                     INDEX



PART I.       FINANCIAL INFORMATION:

Item 1.       Consolidated Statements of Condition, June 30, 1999
              and December 31, 1998.                                       3

              Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 1999 and 1998.                     4

              Consolidated Statements of Cash Flow for the Six
              Months Ended June 30, 1999 and 1998.                         5

              Notes to Consolidated Financial Statements.                  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                      7-12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           13

Item 2.       Change in Securities                                        13

Item 3.       Defaults Upon Senior Securities                             13

Item 4.       Submission of Matters to a Vote of Security Holders         13

Item 5.       Other Information                                           14

Item 6.       Exhibits and Reports on Form 8-K                            14

              Signatures                                                  15

Part I.                  FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION

                                                                           June 30,      December 31,
                                                                            1999            1998
                                                                            ----            ----
(In thousands, except per share data)
ASSETS
Cash and Due From Banks ..........................................     $    80,881      $    91,207
Short-Term Investments ...........................................
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................          34,659           71,928
  Other Short-Term Investments ...................................          22,530           15,696
                                                                       -----------      -----------
Total Short-Term Investments .....................................          57,189           87,624
Securities Available-for-Sale ....................................         751,553          684,662
Investment Securities ............................................         203,358          226,083
Total Loans ......................................................       1,372,501        1,359,485
  Unearned Discount ..............................................          (4,696)          (6,324)
  Allowance for Loan Losses ......................................         (17,636)         (17,302)
                                                                       -----------      -----------
   Net Loans .....................................................       1,350,169        1,335,859
Premises and Equipment ...........................................          42,374           42,739
Goodwill .........................................................           9,787           10,674
Other Real Estate ................................................           1,803            1,399
Other Assets .....................................................          39,702           36,210
                                                                       -----------      -----------
   Total Assets ..................................................     $ 2,536,816      $ 2,516,457
                                                                       ===========      ===========

LIABILITIES
Deposits:
  Demand .........................................................     $   315,060      $   338,414
  Savings and Interest-Bearing Demand ............................         585,283          588,311
  Time ...........................................................       1,223,445        1,207,226
                                                                       -----------      -----------
   Total Deposits ................................................       2,123,788        2,133,951
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase .......................................         110,322           82,470
Other Liabilities ................................................          23,419           18,036
Notes Payable ....................................................          22,775           26,367
                                                                       -----------      -----------
   Total Liabilities .............................................       2,280,304        2,260,824
                                                                       -----------      -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in
  1999 and 1998; none outstanding) ...............................             -0-              -0-
Common Stock (Par value of $1.00; 50,000 shares authorized;
     25,294 shares outstanding in 1999 and 1998) .................          25,294           25,294
Surplus ..........................................................          26,610           26,610
Undivided Profits ................................................         211,142          200,769
Accumulated Other Comprehensive Income ...........................          (6,534)           2,960
                                                                       -----------      -----------
   Total Capital Accounts ........................................         256,512          255,633
                                                                       -----------      -----------
   Total Liabilities and Capital Accounts ........................     $ 2,536,816      $ 2,516,457
                                                                       ===========      ===========

                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ---------------------      ---------------------

(In thousands, except per share data)          1999         1998          1999         1998
                                               ----         ----          ----         ----
INTEREST INCOME
Interest and Fees on Loans .............      $30,241      $30,078      $60,405      $58,584
Interest on Securities:
  Taxable Securities ...................       11,556       11,234       22,891       23,351
  Nontaxable Securities ................        1,892        1,688        3,762        3,319
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell .................          734        1,164        1,516        1,942
Interest on Deposits in Banks ..........          244          249          448          551
                                              -------      -------      -------      -------

    TOTAL INTEREST INCOME ..............       44,667       44,413       89,022       87,747
                                              -------      -------      -------      -------

INTEREST EXPENSE
Interest on Deposits ...................       18,851       19,208       37,776       38,073
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase .............          996          985        1,831        1,985
Interest on Notes Payable ..............          346          364          693          712
                                              -------      -------      -------      -------

    TOTAL INTEREST EXPENSE .............       20,193       20,557       40,300       40,770
                                              -------      -------      -------      -------

    NET INTEREST INCOME ................       24,474       23,856       48,722       46,977
Provision for Possible Loan Losses .....          487        1,350        1,175        1,667
                                              -------      -------      -------      -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ..........       23,987       22,506       47,547       45,310
                                              -------      -------      -------      -------

OTHER INCOME
Service Charges on Deposit Accounts ....        2,630        2,285        5,025        4,541
Trust Fee Income .......................          645          595        1,264        1,121
Security Gains .........................           26           49          213          151
Other Operating Income .................        1,417        1,202        2,994        2,697
                                              -------      -------      -------      -------


    TOTAL OTHER INCOME .................        4,718        4,131        9,496        8,510
                                              -------      -------      -------      -------

OTHER EXPENSE
Salaries ...............................        6,964        6,664       13,934       13,158
Pension and Other Employee Benefits ....        2,152        2,114        4,290        4,237
Net Occupancy Expense ..................        1,291        1,297        2,558        2,521
Equipment Expense ......................        1 109          947        2,178        1,925
Data Processing Expense ................        1,120          997        2,299        2,007
Other Operating Expenses ...............        4,062        4,411        8,089        8,527
                                              -------      -------      -------      -------
    TOTAL OTHER EXPENSE ................       16,698       16,430       33,348       32,375
                                              -------      -------      -------      -------

INCOME BEFORE INCOME TAXES .............       12,007       10,207       23,695       21,445
INCOME TAX EXPENSE .....................        3,625        2,942        7,190        6,006
                                              -------      -------      -------      -------
    NET INCOME .........................      $ 8,382      $ 7,265      $16,505      $15,439
                                              =======      =======      =======      =======

EARNINGS PER SHARE:
    BASIC ..............................      $  0.33      $  0.29      $  0.65      $  0.61
                                              =======      =======      =======      =======

    DILUTED ............................      $  0.33      $  0.29      $  0.65      $  0.61
                                              =======      =======      =======      =======

CASH DIVIDENDS PER SHARE ...............      $ 0.125      $ 0.115      $  0.24      $ 0.215
                                              =======      =======      =======      =======

AVERAGE SHARES ISSUED AND
OUTSTANDING ............................       25,294       25,294       25,294       25,294

                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                               --------

                                                                         1999            1998
                                                                         ----            ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................     $  16,505       $  15,439
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Depreciation .................................................         2,138           1,827
   Amortization of Goodwill .....................................           653             627
   Provision for Possible Loans Losses ..........................         1,175           1,667
   Gain on Sales of Securities ..................................          (213)           (151)
   Accretion of Bond Discount, Net ..............................          (752)           (654)
   (Increase) Decrease in Other Assets ..........................        (3,662)          2,411
   Increase (Decrease) in Other Liabilities .....................         2,527          (7,635)
                                                                      ---------       ---------
Net Cash Provided by Operating Activities .......................        18,371          13,531
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ..............        34,493          44,267
 Proceeds from Maturities of Securities Available-for-Sale ......       459,997         202,027
 Proceeds from Sales of Securities Available-for-Sale ...........        25,033           5,953
 Purchase of Investment Securities ..............................       (17,264)        (26,393)
 Purchase of Available-for-Sale Securities ......................      (567,156)       (150,973)
 Increase (Decrease) in Federal Funds, Net ......................        65,121         (56,524)
 (Increase) Decrease in Other Short-Term Investments ............        (6,834)          8,201
 Increase in Loans ..............................................       (15,485)        (82,190)
 Capital Additions ..............................................        (1,773)         (1,912)
                                                                      ---------       ---------
Net Cash Used in Investing Activities ...........................       (23,868)        (57,544)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand, Savings and Interest-bearing
     Demand Deposits ............................................       (26,382)         50,908
Increase in Time Deposits .......................................        16,219           9,999
Repayment of Notes Payable ......................................          (736)         (1,534)
Exercise of Stock Options .......................................             0              17
Dividends Paid ..................................................         6,070          (5,359)
                                                                      ---------       ---------
Net Cash Provided by (Used in) Financing Activities .............        (4,829)         54,031
                                                                      ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents ............       (10,326)         10,018
Cash and Cash Equivalents, Beginning ............................        91,207          83,291
                                                                      ---------       ---------
Cash and Cash Equivalents, Ending ...............................     $  80,881       $  93,309
                                                                      =========       =========

                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., El Dorado, Arkansas, The First National Bank of El Dorado, Arkansas, First National Bank of Magnolia, Arkansas, Merchants and Planters Bank, N.A. of Camden, Arkansas, City National Bank of Fort Smith, Arkansas, Commercial Bank at Alma, Arkansas, The Bank of North Arkansas, Melbourne, Arkansas, FirstBank, Texarkana, Texas, First United Bank, Stuttgart, Arkansas, Fredonia State Bank, Nacogdoches, Texas, City Bank and Trust, Shreveport, Louisiana, Citizens National Bank, Hope, Arkansas, Peoples Bank and Trust Co., Lewisville, Arkansas, and First Republic Bank, Rayville, Louisiana. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of June 30, 1999 and the related consolidated statements of income for the three and six months period ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six month period ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       BUSINESS COMBINATIONS

         On April 8, 1999, Peoples Bank & Loan Company was merged with and into The Citizens National Bank of Hope. First United acquired both Peoples Bank & Loan Company and The Citizens National Bank of Hope on March 30, 1998.

3.       RESULTS OF OPERATIONS

         The results for the three and six months period ended June 30, 1999 are not necessarily indicative of the results for the entire year of 1999. This report should be read in conjunction with First United's 1998 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       CAPITAL ACCOUNTS

         On May 26, 1998, First United declared a two-for-one stock split. The additional shares were issued on June 30, 1998 to shareholders of record on June 1, 1998. All per share data and number of shares outstanding have been retroactively restated to reflect the effect of this stock split.

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 25,294,296 for 1999 and 1998. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 58,000 in 1999 and 99,000 in 1998.

5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $1.48 million and $7.10 million for the three months ended June 30, 1999 and 1998, respectively and $7.01 million and $15.38 million for the six months ended June 30, 1999 and 1998, respectively.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the six months ended June 30, 1999 and 1998 amounted to $328,000 and $401,000 respectively.

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

FORWARD LOOKING STATEMENTS

         This 10-Q contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1999 was $8.38 million, or $.33 per share compared with $7.27 million, or $ .29 per share during the same period in 1998. Net income for the six months ended June 30, 1999 was $16.51 million, or $.65 per share compared with $15.44 million, or $.61 per share during the same period in 1998. The annualized return on average assets from continuing operations for the six months ended June 30, 1999 and 1998 was 1.33% and 1.32% respectively, while the annualized return on average equity was 13.01% and 13.33% respectively for the same periods.

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

         On a tax equivalent basis, net interest income for the first six months of 1999 was $50.82 million compared with $48.76 million in the first six months of 1998. Net interest income also increased when compared with 1997. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through June 30, 1999 was 4.35% compared with 4.34% and 4.43% for the years ended December 31, 1998 and 1997, respectively. First United expects no material change in the net interest margin through the remainder of 1999.

         First United has debt of approximately $22.78 million at June 30, 1999 and interest expense associated with this debt totaled $.69 million during the first six months of 1999 compared with $.71 million during the same period in 1998. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year.
These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $5.00 million note payable to an unaffiliated company matures in August of 1999. Interest is payable quarterly on both notes.

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

         The following table is a comparison of the net interest margin:

                              June 30,              December 31,
                               1999            1998               1997
                               ----            ----               ----

Yield on Earning Assets        7.80            8.00               8.17
Break-even Yield               3.45            3.66               3.74

Net Interest Margin            4.35            4.34               4.43
Net Interest Spread            3.53            3.45               3.60

LOANS AND LEASES

         First United's gross loans and leases totaled $1.37 billion at June 30, 1999 compared with $1.36 billion at December 31, 1998. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                          June 30,           December 31,
                                            1999         1998           1997
                                            ----         ----           ----
(In thousands)
 Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                  $ 4,809       $ 3,020       $1,570
  Real Estate                               5,092         3,236        2,010
  Consumer                                    634           521          365
                                          -------       -------       ------
                                          $10,535       $ 6,777       $3,945
                                          -------       -------       ------

Past due 90 days or more
   and still accruing:
  Commercial                              $ 1,034       $ 1,225       $1,235
  Real Estate                               1,103         1,293        2,034
  Consumer                                    353           294          548
                                          -------       -------       ------
                                          $ 2,490       $ 2,812       $3,817
                                          -------       -------       ------

Renegotiated  Loans:                      $   754       $ 1,068       $  878
                                          -------       -------       ------

Total non-performing Loans:               $13,779       $10,657       $8,640
Other Real Estate, Net                      1,988         1,399          983
                                          -------       -------       ------

Total non-performing
 Assets:                                  $15,767       $12,056       $9,623
                                          =======       =======       ======

Non-Performing Loans as a %
 of Outstanding Loans                        1.00%          .78%         .71%
Non-Performing Assets as a
 % of Equity Capital                         6.15%         4.72%        4.10%

         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 1999.

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

         During the first six months of 1999, First United made provisions for loan losses of $1.18 million compared with $1.67 million for the same period in 1998. Total non-performing loans increased $3.12 million from $10.66 million at December 31, 1998 to $13.78 million at June 30, 1999. Net charge-offs through June 30, 1999 totaled $.84 million.


                                         June 30,          Year Ended December 31,
                                           1999           1998                 1997
                                           ----           ----                 ----
Allowance as a percentage of total
loans and leases                           1.29%          1.27%               1.45%

         The allowance for loan losses as a percentage of non-performing loans was approximately 128% at June 30, 1999 compared with 162% at December 31, 1998.

SECURITIES AVAILABLE FOR SALE

                               June 30,               December 31,
                                1999            1998                1997
                             ----------      ---------             --------

(In thousands)
Market Value                 $ 751,553        $684,662             $664,482
Amortized Cost                 760,896         680,107              660,599
                             ---------        --------             --------
  Difference                 $  (9,343)       $  4,555             $  3,883
                             =========        ========             ========

INVESTMENT SECURITIES

         During the first six months of 1999, First United had security gains of approximately $.21 million.

                              June 30,                December 31,
                               1999             1998                 1997
                             ---------        --------             --------
(In thousands)
Market Value                 $203,977         $228,614             $239,766
Amortized Cost                203,358          226,083              237,424
                             --------         --------             --------
  Difference                 $    619         $  2,531             $  2,342
                             ========         ========             ========

         At June 30, 1999, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.

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

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                            Six Months Ended
                                                June 30,                      Change
                                          1999            1998         $                  %
                                          ----            ----        ---                --
(Dollars in Thousands)

Service Charges on Deposit
Accounts                                 $5,025           $4,541      $484             10.66%
Trust Income                              1,264            1,121       143             12.76%
Security Gains (Losses)                     213              151        62             41.06%
Other Income                              2,994            2,697       297             11.01%
                                         ------           ------      ----             -----
     Total Other Income                  $9,496           $8,510      $986             11.59%
                                         ======           ======      ====             =====

Excluding security gains and losses, non-interest income increased approximately $.92 million when comparing 1999 with 1998 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                  Six Months Ended
                                                      June 30,                   Change
                                                1999           1998          $             %
                                                ----           ----         ---           --
(Dollars in Thousands)

Salaries                                      $13,934         $13,158     $ 776           5.90%
Pension and Employee Benefits                   4,290           4,237        53           1.25%
Net Occupancy Expense                           2,558           2,521        37           1.47%
Equipment Expense                               2,178           1,925       253          13.14%
Data Processing Expense                         2,299           2,007       292          14.55%
Other Operating Expense                         8,089           8,527      (438)         (5.14)%
                                              -------         -------     -----          -----
     Total Non-Interest Expense               $33,348         $32,375     $ 973           3.01%
                                              =======         =======     =====          =====

INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 1999 was 30.34% compared to 28.01% for the same period in 1998.

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

         First United's equity capital totaled $256.51 million at June 30, 1999, compared to the December 31, 1998 level of $255.63 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                     June 30,              December 31,
                                       1999           1998              1997
                                     --------        -----              -----
Equity Capital to Total Assets        10.37%         10.05%              9.86%
Primary Capital to Total Assets       10.99%         10.66%             10.53%

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                   June 30,              Regulatory
                                    1999                Requirements
                                   -------              ------------
Total Capital/Total Assets         10.37%                   6.00%

Primary Capital/Total Assets       10.99%                   5.50%

Total Risk Based Capital           18.01%                   8.00%

Tier 1 Capital                     16.83%                   4.00%

Leverage Ratio                     10.00%                   3.00%

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

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 1999:

                            June 30,                      Year Ended,
                              1999                  1998               1997
                            -------               -------             ------
Dividend payout ratio        36.78%                36.92%             38.28%

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

         Implementation of upgrades required to make mission critical systems Year 2000 ready and testing of mission critical systems were completed prior to June 30, 1999. Testing of the core banking systems for the majority of First United's banks was completed by December 31, 1998, and the testing of the remainder of the banks was completed by March 31, 1999. While all mission critical systems are currently expected to be Year 2000 ready, a contingency plan has been developed that will mitigate the risks associated with the failure of any mission critical systems at critical Year 2000 dates.

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

         First United estimates that the cumulative cost of the Year 2000 Readiness Project will be approximately $2 million. As of December 31, 1998, First United had incurred $1.2 million of that amount. The cost estimates include personnel cost related to all aspects of the Project, including testing of mission-critical systems, as well as the cost to purchase upgrades or replacement hardware and software and other out-of-pocket expenses. The purchase of hardware and software will be capitalized according to normal policy. Costs associated with personnel and out-of-pocket expenses will be expensed in the period incurred.

         First United established a new data processing center in 1996 and converted nine of its banks to its new data processing system between 1996 and 1998. The new system and equipment have been successfully tested as Year 2000 compliant. The acquisition of the equipment was allocated to premises and equipment while conversion costs were charged to expense. If such costs and equipment necessary for the new system had been included as Year 2000 costs, First United's Year 2000 compliance costs incurred and cost estimates would be substantially higher.

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 25, 1999, the Company held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders. The Board of Directors of the Company also submitted to the shareholders at the annual meeting a proposal to consider and adopt the First United Bancshares, Inc. 1999 Employee's Long-Term Incentive Plan ("Incentive Plan"). The fifteen (15) directors were elected as proposed as well as the ratification of appointment of Arthur Andersen, LLP and the adoption of the Incentive Plan.

                  The vote results in the election for directors were as follows:


                                                                     AUTHORITY
NAME OF DIRECTOR                              FOR                     WITHHELD

E. Larry Burrow                              20,949,204                314,735
Claiborne P. Deming                          20,701,796                562,143
Al Graves, Jr.                               20,948,944                314,995
Tommy Hillman                                20,949,982                313,957
James V. Kelley                              20,950,174                313,765
Roy E. Ledbetter                             20,951,104                312,835
Michael F. Mahony                            20,949,204                314,735
Richard H. Mason                             20,950,604                313,335
Jack W. McNutt                               20,951,604                312,335
George F. Middlebrook, III                   20,951,344                312,595
R. Madison Murphy                            20,951,344                313,595
Robert C. Nolan                              20,951,344                312,595
Cal Partee, Jr.                              20,699,656                564,283
Carolyn Tennyson                             20,951,604                312,335
John D. Trimble, Jr.                         20,949,204                314,735

At the annual meeting, 21,183,440 shares were voted in favor of ratification of Arthur Andersen LLP, 21,148 against, and 59,351 abstained from voting. A total of 19,980,703 shares were voted in favor of the Incentive Plan, 547,199 shares were voted against, and 736,037 shares abstained from voting.

Item 5.  OTHER INFORMATION

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

             27                       Financial Data Schedule.


         REPORTS ON FORM 8-K

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




                                       FIRST UNITED BANCSHARES, INC.


                                       BY /s/ James V. Kelley
                                          ----------------------------
                                          James V. Kelley

                                          Chairman, President and  Chief
                                          Executive Officer



                                       BY /s/ John G. Copeland
                                          ----------------------------
                                          John G. Copeland

                                          Chief Financial Officer and
                                          Principal Accounting  Officer





Date: August 13, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  27                      Financial Data Schedule