Form 10-Q
period 1999-09-30
FIRST UNITED BANCSHARES INC /AR/
filed 1999-11-15
CIK 355883

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                           -------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               September 30, 1999

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

                           -------------------------

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1999 was 25,295,908.


================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999


                                      INDEX

PART I.               FINANCIAL INFORMATION:

Item 1.               Consolidated Statements of Condition, September 30,
                      1999 and December 31, 1998.                                      3

                      Consolidated Statements of Income for the Three and
                      Nine Months ended September 30, 1999 and 1998.                   4

                      Consolidated Statements of Cash Flow for the Nine
                      Months ended September 30, 1999 and 1998.                        5

                      Notes to Consolidated Financial Statements.                      6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                             7 - 13

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                14

Item 2.               Change in Securities                                             14

Item 3.               Defaults Upon Senior Securities                                  14

Item 4.               Submission of Matters to a Vote of Security Holders              14

Item 5.               Other Information                                                14

Item 6.               Exhibits and Reports on Form 8-K                                 14

                      Signatures                                                       15

Part I.                    FIRST UNITED BANCSHARES, INC.
Item 1                 CONSOLIDATED STATEMENTS OF CONDITION


                                                                       September 30,     December 31,
                                                                       ------------      ------------
                                                                           1999              1998
                                                                       ------------      ------------

(In thousands, except per share data)
ASSETS
Cash and Due From Banks ..........................................     $     87,316      $     91,207
Short-Term Investments
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................           58,100            71,928
  Other Short-Term Investments ...................................            8,639            15,696
                                                                       ------------      ------------
Total Short-Term Investments .....................................           66,739            87,624
Securities Available-for-Sale ....................................          713,742           684,662
Investment Securities ............................................          196,644           226,083
Total Loans ......................................................        1,491,483         1,359,485
  Unearned Discount ..............................................           (4,669)           (6,324)
  Allowance for Loan Losses ......................................          (18,593)          (17,302)
                                                                       ------------      ------------
   Net Loans .....................................................        1,468,221
Premises and Equipment ...........................................                          1,335,859
Goodwill .........................................................           43,118            42,739
Other Real Estate ................................................           16,307            10,674
Other Assets .....................................................            3,377             1,399
   Total Assets ..................................................           42,465            36,210
                                                                       ------------      ------------
                                                                       $  2,637,929      $  2,516,457
                                                                       ============      ============
LIABILITIES
Deposits:
  Demand .........................................................
  Savings and Interest-Bearing Demand ............................     $    347,231      $    338,414
  Time ...........................................................          616,006           588,311
   Total Deposits ................................................        1,264,185         1,207,226
                                                                       ------------      ------------
Federal Funds Purchased and Securities Sold Under ................        2,227,422         2,133,951
  Agreements to Repurchase
Other Liabilities ................................................           92,245            82,470
Notes Payable ....................................................           24,517            18,036
   Total Liabilities .............................................           34,896            26,367
                                                                       ------------      ------------
                                                                          2,379,080         2,260,824
                                                                       ------------      ------------
CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 1999 and 1998; none outstanding).....................................
Common Stock (Par value of $1.00; 50,000 shares authorized;                     -0-               -0-
  25,296 and 25,294 shares issued and outstanding in 1999
  and 1998,  respectively) .......................................
Surplus ..........................................................           25,296            25,294
Undivided Profits ................................................           26,636            26,610
Accumulated Other Comprehensive Income ...........................          216,572           200,769
   Total Capital Accounts ........................................           (9,655)            2,960
                                                                       ------------      ------------
   Total Liabilities and Capital Accounts ........................          258,849           255,633
                                                                       ------------      ------------
                                                                       $  2,637,929      $  2,516,457
                                                                       ============      ============

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                        -----------------------     -----------------------
(In thousands, except per share data)     1999          1998          1999            1998
                                        ---------     ---------     ---------        ------

INTEREST INCOME
Interest and Fees on Loans ...........  $  32,630     $  30,803     $  93,035     $  89,387
Interest on Securities:
  Taxable Securities .................     12,014        10,660        34,905        34,011
  Nontaxable Securities ..............      1,876         1,934         5,638         5,253
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell ...............        620         1,144         2,136         3,086
Interest on Deposits in Banks ........        111           241           559           792
                                        ---------     ---------     ---------     ---------

    TOTAL INTEREST INCOME ............     47,251        44,782       136,273       132,529
                                        ---------     ---------     ---------     ---------

INTEREST EXPENSE
Interest on Deposits .................     19,570        19,733        57,346        57,806
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase ...........      1,509           894         3,340         2,879
Interest on Notes Payable ............        317           294         1,010         1,006
                                        ---------     ---------     ---------     ---------

    TOTAL INTEREST EXPENSE ...........     21,396        20,921        61,696        61,691
                                        ---------     ---------     ---------     ---------

    NET INTEREST INCOME ..............     25,855        23,861        74,577        70,838
Provision for Possible Loan Losses....        686           513         1,861         2,180
                                        ---------     ---------     ---------     ---------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ........     25,169        23,348        72,716        68,658
                                        ---------     ---------     ---------     ---------

OTHER INCOME
Service Charges on Deposit Accounts...      2,792         2,356         7,817         6,897
Trust Fee Income .....................        558           527         1,822         1,648
Security Gains .......................          0           141           213           292
Other Operating Income ...............      1,196         2,051         4,190         4,748
                                        ---------     ---------     ---------     ---------

    TOTAL OTHER INCOME ...............      4,546         5,075        14,042        13,585
                                        ---------     ---------     ---------     ---------

OTHER EXPENSE
Salaries .............................      7,349         6,756        21,283        19,914
Pension and Other Employee Benefits...      2,122         2,412         6,412         6,649
Net Occupancy Expense ................      1,405         1,351         3,963         3,872
Equipment Expense ....................      1,066           991         3,244         2,916
Data Processing Expense ..............        864         1,659         3,163         3,666
Other Operating Expenses .............      4,529         4,286        12,618        12,813
                                        ---------     ---------     ---------     ---------
    TOTAL OTHER EXPENSE ..............     17,335        17,455        50,683        49,830
                                        ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES ...........     12,380        10,968        36,075        32,413
INCOME TAX EXPENSE ...................      3,788         3,753        10,978         9,759
                                        ---------     ---------     ---------     ---------
    NET INCOME .......................  $   8,592     $   7,215     $  25,097     $  22,654
                                        =========     =========     =========     =========

EARNINGS PER SHARE:
    BASIC ............................  $    0.34     $    0.29     $    0.99     $    0.90
                                        =========     =========     =========     =========

    DILUTED ..........................  $    0.34     $    0.29     $    0.99     $    0.90
                                        =========     =========     =========     =========

CASH DIVIDENDS PER SHARE .............  $   0.125     $   0.115     $    0.37     $    0.33
                                        =========     =========     =========     =========

AVERAGE SHARES ISSUED AND
OUTSTANDING ..........................     25,295        25,294        25,295        25,294

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                       1999            1998
                                                                    ----------      ----------

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................................     $   25,097      $   22,654
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation ...............................................          3,247           3,162
   Amortization of Intangible Assets ..........................          1,154             968
   Provision for Possible Loans Losses ........................          1,861           2,180
   Gain on Sales of Securities ................................           (213)           (292)
   Accretion of Bond Discount, Net ............................         (1,273)           (125)
   (Increase) Decrease in Other Assets ........................        (15,020)          1,391
   Increase in Other Liabilities ..............................          3,625           3,981
                                                                    ----------      ----------
Net Cash Provided by Operating Activities .....................         18,478          33,919
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities ............         44,513          62,290
 Proceeds from Maturities of Securities Available-for-Sale ....        801,599         275,059
 Proceeds from Sales of Securities Available-for-Sale .........         30,546          19,014
 Purchase of Investment Securities ............................        (41,629)        (48,299)
 Purchase of Available-for-Sale Securities ....................       (832,706)       (259,780)
 Increase (Decrease) in Federal Funds, Net ....................         23,603         (12,018)
 (Increase) Decrease in Other Short-Term Investments ..........          7,057          (4,805)
 Increase in Loans ............................................       (134,223)       (116,836)
 Capital Additions ............................................         (3,626)         (3,924)
                                                                    ----------      ----------
Net Cash Used in Investing Activities .........................       (104,866)        (89,299)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Demand, Savings and Interest-bearing
     Demand Deposits ..........................................         36,512          10,467
 Increase in Time Deposits ....................................         56,959          52,638
 Repayment of Notes Payable ...................................         (1,742)            (81)
 Dividends Paid ...............................................         (9,232)         (8,267)
                                                                    ----------      ----------
Net Cash Provided by Financing Activities .....................         82,497          54,757
                                                                    ----------      ----------
Net (Decrease) in Cash and Cash Equivalents ...................         (3,891)           (623)
Cash and Cash Equivalents, Beginning ..........................         91,207          83,291
                                                                    ----------      ----------
Cash and Cash Equivalents, Ending .............................     $   87,316      $   82,668
                                                                    ==========      ==========

                          FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., El Dorado, Arkansas, The First National Bank of El Dorado, Arkansas, First National Bank of Magnolia, Arkansas, Merchants and Planters Bank, N.A. of Camden, Arkansas, City National Bank of Fort Smith, Arkansas, Commercial Bank at Alma, Arkansas, The Bank of North Arkansas, Melbourne, Arkansas, FirstBank, Texarkana, Texas, First United Bank, Stuttgart, Arkansas, Fredonia State Bank, Nacogdoches, Texas, City Bank and Trust, Shreveport, Louisiana, Citizens National Bank, Hope, Arkansas, and First Republic Bank, Rayville, Louisiana. All material intercompany transactions have been eliminated.

     The consolidated statements of condition as of September 30, 1999 and the related consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine month period ended September 30, 1999 and 1998 are unaudited. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in First United's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

2. BUSINESS COMBINATIONS

     On July 9, 1999, Fredonia State Bank, a wholly owned subsidiary of First United, located in Nacogdoches, Texas, acquired substantially all of the assets and liabilities of East Texas National Bank of Marshall, Texas, which included approximately $90 million in deposits and approximately $70 million in loans. In connection with this transaction, First United recorded intangibles of approximately $7 million attributable to core deposit premiums and other unidentified intangibles. However, the final allocation of the purchase price has not been finalized and is subject to ongoing evaluation by First United.

3. RESULTS OF OPERATIONS

     The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the entire year of 1999. This report should be read in conjunction with First United's 1998 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4. CAPITAL ACCOUNTS

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 25,295,102 and 25,294,296 for the third quarter of 1999 and 1998, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 45,000 in 1999 and 84,000 in 1998.

5. COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $5.47 million and $9.32 million for the three months ended September 30, 1999 and 1998, respectively, and $12.48 million and $24.70 million, for the nine months ended September 30, 1999 and 1998, respectively.

6. SUPPLEMENTARY DATA FOR CASH FLOWS

     Interest paid on notes payable during the nine months ended September 30, 1999 and 1998 amounted to $477,000 and $602,000 respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), Commercial Bank at Alma ("Alma"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), Fredonia State Bank ("Nacogdoches"), City Bank and Trust ("Shreveport"), Citizens National Bank ("Hope"), and First Republic Bank ("Republic"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

FORWARD LOOKING STATEMENTS

     This 10-Q contains forward looking statements based on current expectations that involve a number of risks and uncertainties. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest rates; changes in legal and regulatory requirements; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended September 30, 1999.

     Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to First United or its management, identify forward-looking statements. Forward-looking statements made by First United and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. First United disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1999 was $8.59 million, or $0.34 per share compared with $7.22 million, or $0.29 per share during the same period in 1998. Net income for the nine months ended September 30, 1999 was $25.10 million, or $0.99 per share compared with $22.65 million, or $0.90 per share during the same period in 1998. The annualized return on average assets from continuing operations for the nine months ended September 30, 1999 and 1998 was 1.31% and 1.28% respectively, while the annualized return on average equity was 12.98% and 12.84% respectively for the same periods.

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

     On a tax equivalent basis, net interest income for the first nine months of 1999 was $77.83 million compared with $74.09 million in the first nine months of 1998. Net interest income also increased when compared with 1997. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through September 30, 1999 was 4.35% compared with 4.34% and 4.43% for the years ended December 31, 1998 and 1997, respectively. First United expects no material change in the net interest margin through the remainder of 1999.

     First United has debt of approximately $34.90 million at September 30, 1999 and interest expense associated with this debt totaled $1.01 million during the first nine months of 1999 compared with $1.01 million during the same period in 1998. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. Interest is payable quarterly. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth. First United's $ 5.00 million note payable to an unaffiliated company matured and was paid in August of 1999.

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

     The following table is a comparison of the net interest margin:

                              September 30,         December 31,
                              -------------      -------------------
                                  1999           1998           1997
                                  ----           ----           ----

Yield on Earning Assets           7.79           8.00           8.17
Break-even Yield                  3.44           3.66           3.74

Net Interest Margin               4.35           4.34           4.43
Net Interest Spread               3.52           3.45           3.60

LOANS

     First United's loans totaled $1.49 billion at September 30, 1999 compared with $1.36 billion at December 31, 1998. Most of the increase in total loans was attributable to the acquisition of East Texas National Bank of Marshall, Texas. See Item 5. Other Information. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                               September 30,       December 31,
                                               -------------   ----------------------
                                                   1999          1998          1997
                                                 --------      --------      --------

(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                         $  3,949      $  3,020      $  1,570
  Real Estate                                       4,386         3,236         2,010
  Consumer                                          1,096           521           365
                                                 --------      --------      --------
                                                 $  9,431      $  6,777      $  3,945
                                                 --------      --------      --------

Past due 90 days or more
  and still accruing:
  Commercial                                     $    742      $  1,225      $  1,235
  Real Estate                                       1,040         1,293         2,034
  Consumer                                            510           294           548
                                                 --------      --------      --------
                                                 $  2,292      $  2,812      $  3,817
                                                 --------      --------      --------

Renegotiated Loans:                              $    605      $  1,068      $    878
                                                 --------      --------      --------

Total non-performing Loans:                      $ 12,328      $ 10,657      $  8,640
Other Real Estate, Net                              3,657         1,399           983
                                                 --------      --------      --------

Total non-performing
 Assets:                                         $ 15,985      $ 12,056      $  9,623
                                                 ========      ========      ========

Non-Performing Loans as a %
 of Outstanding Loans                                0.83%         0.78%         0.71%
Non-Performing Assets as a
 % of Equity Capital                                 6.18%         4.72%         4.10%

     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1999.

     Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio.

ALLOWANCE FOR LOAN LOSSES

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

     During the first nine months of 1999, First United made provisions for loan losses of $1.86 million compared with $2.18 million for the same period in 1998. Total non-performing loans increased $1.67 million from $10.66 million at December 31, 1998 to $12.33 million at September 30, 1999. This increase is primarily attributable to loans acquired in connection with the Marshall acquisition. Net charge-offs through September 30, 1999 totaled $1.57 million. Allowance for purchased loans at Marshall, TX is $1.00 million. The increase in the allowance attributable to purchased loans at Marshall, Texas is $1.00 million.

                                              September 30,     Year Ended December 31,
                                              -------------     -----------------------
                                                  1999             1998       1997
                                                  ----             ----       ----

Allowance as a percentage of total loans          1.25%            1.27%      1.45%


     The allowance for loan losses as a percentage of non-performing loans was approximately 151% at September 30, 1999 compared with 162% at December 31, 1998.


SECURITIES AVAILABLE FOR SALE

                   September 30,         December 31,
                   -------------   -------------------------
                      1999            1998           1997
                   ----------      ----------     ----------

(In thousands)
Market Value       $  713,742      $  684,662     $  664,482
Amortized Cost        728,555         680,107        660,599
                   ----------      ----------     ----------
  Difference       $  (14,813)     $    4,555     $    3,883
                   ==========      ==========     ==========

INVESTMENT SECURITIES

     During the first nine months of 1999, First United had security gains of approximately $0.21 million.

                  September 30,         December 31,
                  -------------    -------------------------
                      1999            1998           1997
                   ----------      ----------     ----------

(In thousands)
Market Value       $  194,691      $  228,614     $  239,766
Amortized Cost        196,644         226,083        237,424
                   ----------      ----------     ----------
  Difference       $   (1,953)     $    2,531     $    2,342
                   ==========      ==========     ==========

     At September 30, 1999, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.

NON-INTEREST INCOME

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                Nine Months Ended
                                   September 30,                 Change
                               ---------------------     ----------------------
                                 1999         1998          $              %
                               --------     --------     --------      --------

(Dollars in Thousands)

Service Charges on Deposit
Accounts                       $  7,817     $  6,897     $    920         13.34%
Trust Income                      1,822        1,648          174         10.56%
Security Gains (Losses)             213          292          (79)       (27.05)%
Other Income                      4,190        4,748         (558)       (11.75)%
                               --------     --------     --------      --------
     Total Other Income        $ 14,042     $ 13,585     $    457          3.36%
                               ========     ========     ========      ========

Excluding security gains and losses, non-interest income increased approximately $0.54 million when comparing 1999 with 1998 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.

NON-INTEREST EXPENSE

     Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                     Nine Months Ended
                                        September 30,                Change
                                    ---------------------     ----------------------
                                      1999         1998          $             %
                                    --------     --------     --------      --------

(Dollars in Thousands)

Salaries                            $ 21,283     $ 19,914     $  1,369          6.87%
Pension and Employee Benefits          6,412        6,649         (237)        (3.56)%
Net Occupancy Expense                  3,963        3,872           91          2.35%
Equipment Expense                      3,244        2,916          328         11.25%
Data Processing Expense                3,163        3,666         (503)       (13.72)%
Other Operating Expense               12,618       12,813         (195)         1.52%
                                    --------     --------     --------      --------
     Total Non-Interest Expense     $ 50,683     $ 49,830     $    853          1.71%
                                    ========     ========     ========      ========

INCOME TAXES

     The effective tax rate of First United for the nine month period ended September 30, 1999 was 30.43% compared to 30.11% for the same period in 1998.

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

     First United's equity capital totaled $258.85 million at September 30, 1999, compared to the December 31, 1998 level of $255.63 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:

                                  September 30,    December 31,
                                  -------------  -----------------
                                      1999        1998        1997
                                     -----       -----        ----

Equity Capital to Total Assets       10.18%      10.05%       9.86%
Primary Capital to Total Assets      10.81%      10.66%      10.53%

     The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                               September 30,     Regulatory
                               -------------    ------------
                                   1999         Requirements
                                  -----         ------------

Total Capital/Total Assets        10.18%            6.00%
Primary Capital/Total Assets      10.81%            5.50%
Total Risk Based Capital          16.87%            8.00%
Tier 1 Capital                    15.62%            4.00%
Leverage Ratio                     9.58%            3.00%

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

     The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1999:

                        September 30,     Year Ended,
                        -------------  -----------------
                            1999        1998        1997
                           -----       -----       -----

Dividend payout ratio      36.79%      36.92%      38.28%

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

     First United has identified its systems, including computer-based systems and applications and other systems with date sensitive embedded chips, and assessed whether they will function properly in the Year 2000. This assessment is part of a comprehensive action plan ("Year 2000 Readiness Project") approved by the Board of Directors and Management documenting First United's approach to making all systems and applications Year 2000 ready.

     Implementation of upgrades required to make mission critical systems Year 2000 ready and testing of mission critical systems were completed prior to June 30, 1999. Testing of the core banking systems for the majority of First United's banks was completed by December 31, 1998, and the testing of the remainder of the banks was completed by March 31, 1999. While all mission critical systems are Year 2000 ready, a contingency plan has been developed and tested that will mitigate the risks associated with the failure of any mission critical systems at critical Year 2000 dates.

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

     First United estimates that the cumulative cost of the Year 2000 Readiness Project will be approximately $2 million. As of December 31, 1998, First United had incurred $1.2 million of that amount. The revenue of Year 2000 Readiness Project costs have been reflected in the year-to-date September 30, 1999 results. The cost estimates include personnel cost related to all aspects of the Project, including testing of mission-critical systems, as well as the cost to purchase upgrades or replacement hardware and software and other out-of-pocket expenses. The purchase of hardware and software will be capitalized according to normal policy.Costs associated with personnel and out-of-pocket expenses will be expensed in the period incurred.

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

RECENT PRONOUNCEMENTS

     Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement amends the effective date for SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities. The FASB concluded that it is appropriate to defer the effective date of SFAS No. 133 one year, from fiscal years beginning after June 15, 1999, to fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133. The adoption of this statement will not have a material impact on First United's consolidated financial statements.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Not Applicable

Item 2. CHANGES IN SECURITIES

             On August 16, 1999, First United issued 1,612 shares as a result of the exercise of a non-statutory stock option grant in connection with First United's 1999 Equity Participation Plan which increased the issued and outstanding shares of First United from 25,294,296 to 25,295,908 shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

Item 5. OTHER INFORMATION

             On July 9, 1999, Fredonia State Bank, a wholly owned subsidiary of First United, located in Nacogdoches, Texas, acquired substantially all of the assets and liabilities of East Texas National Bank of Marshall, Texas, which included approximately $90 million in deposits and acquired approximately $70 million in loans. As a result of the transaction, the total assets of Fredonia State Bank increased to approximately $360 million.

             In July, 1999, First United and First Arkansas Insurance formed First Bankers Insurance Services, LLC ("FBIS") as a joint venture for the purpose of selling and servicing various types of insurance. Upon formation, FBIS offered only property and casualty insurance. However, FBIS intends to also offer health insurance, life insurance, and personal line insurance in the future. First United has a 51% ownership interest in FBIS.

             On October 22, 1999, Commercial Bank at Alma was merged with and into City National Bank of Fort Smith.

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



                                       FIRST UNITED BANCSHARES, INC.


                                       BY /s/ James V. Kelley
                                          --------------------------------------
                                          James V. Kelley

                                          Chairman, President and Chief
                                          Executive Officer



                                       BY /s/ John G. Copeland
                                          --------------------------------------
                                          John G. Copeland

                                          Chief Financial Officer and
                                          Principal Accounting Officer


Date: November 12, 1999

                               INDEX TO EXHIBITS


      EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
      -----------                         ----------------------

         27                               Financial Data Schedule.