Form 10-K
period 1999-12-31
FIRST UNITED BANCSHARES INC /AR/
filed 2000-03-30
CIK 355883

                                                                   DRAFT 3/24/00
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999

                                       OR

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NO. 0-11916
                    -------

                          FIRST UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           ARKANSAS                                             71-0538646
--------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

MAIN AND WASHINGTON STREETS, EL DORADO, ARKANSAS                     71730
------------------------------------------------                  ---------
(Address of principal executive office)                           (Zip Code)

       Registrant's telephone number, including area code: (870) 863-3181

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
                    TITLE OF CLASS                      WHICH REGISTERED
                    --------------                  -------------------------
             Common Stock, $1.00 par value                  NASDAQ-NMS

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of March 1, 2000, 25,297,444 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $267,280,656. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K:

         Annual Report to Stockholders for the year ending December 31, 1999 to the extent indicated in the Form 10-K cross reference index - PARTS II, III, and IV.

         Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1999



                         CROSS REFERENCE SHEET AND INDEX



                                     PART I.


ITEM NO.                                                                        LOCATION*
--------                                                                        --------
Item  1.      Business...................................................  Page 4 of Form 10-K

Item  2.      Properties.................................................  Page 8 of Form 10-K

Item  3.      Legal Proceedings..........................................  Page 8 of Form 10-K

Item  4.      Submission of Matters to a Vote
              of Security Holders........................................  Page 8 of Form 10-K

                                    PART II.

Item  5.      Market for Registrant's Common Equity
              and Related Stockholder Matters............................  Page 11 of the 1999
                                                                           Annual Report
                                                                           to Stockholders

Item  6.      Selected Financial Data....................................  Page 17 of the 1999
                                                                           Annual Report to
                                                                           Stockholders

Item  7.      Managements's Discussion and Analysis
              of Financial Condition and Results of
              Operations.................................................  Pages 3 - 16 of the
                                                                           1999 Annual Report
                                                                           to Stockholders

Item  8.      Financial Statements and Supplementary Data................  Pages 19 - 37 of the
                                                                           1999 Annual Report
                                                                           to Stockholders

Item  9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................  Not Applicable

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1999



CROSS REFERENCE SHEET AND INDEX (CONTINUED)



                                    PART III.

ITEM NO.                                                                            LOCATION*
--------                                                                            --------

Item 10.     Directors and Executive Officers of the Registrant ................  Page 39 of the 1999
                                                                                  Annual Report to
                                                                                  Stockholders

         The remaining information for Item 10 and the information required by Items 11 through 13 are incorporated by reference to the Registrant's
         Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

                                    PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  Page 11




     * Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1999. The Registrant's 1999 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1999 Annual Report to Stockholders and Definitive Proxy Statement.

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1999

                                     PART I


ITEM 1. BUSINESS.


DESCRIPTION OF BUSINESS

         First United Bancshares, Inc. (First United) is a multi-bank holding company organized under the laws of the state of Arkansas and registered under the Bank Holding Company Act of 1956. First United is headquartered in El Dorado, Arkansas and was incorporated in 1980 for the purpose of holding all of the outstanding stock of The First National Bank of El Dorado (FNBE). Between 1981 and 1998, First United acquired fifteen other banks in different cities within Arkansas, Louisiana and Texas. The banks acquired were the First National Bank of Magnolia (FNBM), Merchants and Planters Bank, N.A., of Camden (MPBC), City National Bank of Fort Smith (CNBFS), Commercial Bank at Alma (CBA), The Bank of North Arkansas (BNA), First Stuttgart Bank and Trust Company n\k\a First United Bank (FUB), FirstBank, Texarkana, Texas (FBTX), Citizens Bank & Trust of Carlisle (CBT Carlisle), Hazen First State Bank of Hazen (HFSB), First Bank of Arkansas of Brinkley (FBA), City Bank & Trust of Shreveport, Shreveport, Louisiana (CBT), Fredonia State Bank, Nacogdoches, Texas (FSB), The Citizens National Bank of Hope, Hope, Arkansas (CNBH), Peoples Bank & Loan Company, Lewisville, Arkansas (PBLC), and First Republic Bank, Rayville, Louisiana (FRB). CBA merged with and into CNBFS in 1999. PBLC merged with and into CNBH in 1999. CBT Carlisle, HFSB and FBA were merged with and into FUB in 1997. First United formed First United Trust Company, N.A. (FUTC) in 1996. Each of the banks and the trust company are wholly-owned by First United. At December 31, 1999, the Company had total consolidated assets of $2.666 billion, total consolidated loans of $1.492 billion, and total consolidated deposits of $2.252 billion

         The banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. The trust company provides trust services and fiduciary functions of First United's affiliated banks which provide such services except that FBTX and CBT continue to act as the fiduciary for all of their accounts and FUB maintains a limited number of its accounts on a full service basis. For further discussion of First United operations, see pages 3 through 16 of the Annual Report to Stockholders, which is incorporated by reference to Item 7 in the Form 10-K.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K, other periodic reports filed by First United under the Securities Act of 1934, as amended, and any other written or oral statements made by or on behalf of First United may contain forward-looking statements based on current expectations that involve a number of risks and uncertainties. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by First United and its management due to certain risks, uncertainties and assumptions. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest rates; changes in legal and regulatory requirements; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1999.

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

COMPETITION

         The banking business is highly competitive. The banking and trust subsidiaries of First United compete actively with national and state banks, savings and loan associations, trust companies, securities dealers, mortgage bankers, finance companies and insurance companies. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

REGULATION

         First United is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as such, is subject to regulation and examination by the Federal Reserve Board ("Federal Reserve") and is required to file with the Federal Reserve annual reports and other information regarding the business operations of itself and its subsidiaries. In addition, as a national chartered bank holding company, First United is also registered with the Office of the Comptroller of the Currency ("OCC") and is subject to the regulation, supervision, examination, and reporting requirements of the OCC.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that First United, and any other bank holding company located in Arkansas may now acquire a bank located in any other state, and any bank holding company located outside Arkansas may lawfully acquire any Arkansas-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

         On November 12, 1999, the Gramm-Leach-Bliley Act commonly referred to as the Financial Services Modernization Act of 1999 ("Financial Services Modernization Act") was signed into law. Financial Services Modernization Act provides sweeping revisions to the Glass-Stegall Act restrictions that prohibited broad affiliations among the banking, securities and insurance industries. Financial Services Modernization Act practically eliminates many of the federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and establishes a statutory framework under which full affiliations can occur in the banking, securities and insurance industries.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of First United being the agency which traditionally regulates the activity in which First United wishes to engage. For example, the U.S. Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act permit a bank holding company, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including securities and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. First United, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, a bank holding company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act also authorizes national and state banks, with appropriate approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. A financial subsidiary is not permitted to underwrite insurance or annuities, engage in real estate development or investment activities, or engage in merchant banking or insurance portfolio investment activities. Further, any financial subsidiary created by a national or state bank would generally be treated as an affiliate of such bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions. However, implementing regulations under the Financial Services Modernization Act have not yet been promulgated and First United cannot predict the full impact of the new legislation and has not yet determined if it will elect to become a FHC. As long as First United has not elected to become a FHC, it will remain subject to the current restrictions of the BHC Act.

         A bank holding company which does not elect to become a FHC will generally not be allowed to acquire control of any company which is not a bank and to engage in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies ("Permissible Non-banking Activities"). Effective April 21, 1997, the Federal Reserve revised and expanded the list of Permissible Non-banking Activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal or real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to non-affiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be a Permissible Non-banking Activity, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased and unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any activity not previously approved by the Federal Reserve as a Permissible Non-banking Activity or to modify in any material respect an activity for which Federal Reserve approval has been obtained.

         First United is also subject to the Arkansas Bank Holding Company Act of 1983 ("ABHCA") which places certain restrictions on the acquisition of banks by bank holding companies. Any acquisition by First United of more than 10% of any class of the outstanding capital stock of any bank located in Arkansas, would require the Arkansas Bank Commissioner's approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas.

         First United's eleven banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are members of the Federal Deposit Insurance Corporation. As national banking associations, FNBE, FNBM, MPBC, CNBFS, and CNBH are subject to the regulation and supervision of the OCC and the FDIC, while the Banks that are state-chartered banks and are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. BNA and FUB are subject to the regulation of the Arkansas State Bank Department, CBT and FRB are subject to the regulation of the Louisiana Office of Financial Institutions and FBTX and FSB are subject to the regulation of the Texas Department of Banking. FNBE, MPBC, CNBFS, FNBM, CNBH and FUTC are members of the Federal Reserve System and subject to regulation by the Federal Reserve. FUTC is also subject to regulation by the OCC. The federal banking regulator for each of the Banks, as well as the appropriate state banking authority for each of the Banks that is a state chartered bank, regularly examines the operations of the Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         The Banks are subject to the provisions of the CRA. Under the terms of the CRA, the Banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution;
(iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Banks received at least a "satisfactory" CRA rating in their most recent examinations.

         In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, implemented on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests; (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

         The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to First United if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 13 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K. The Banks are also restricted from extending credit or making loans to or investments in First United and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

         First United and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of First United and the FDIC and the OCC in the case of the Banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital ("Total Risk-Based Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interest in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1999, First United's consolidated Tier 1 Capital and Total Risk-Based Capital ratios were 15.81% and 16.95%, respectively.

EMPLOYEES

         At December 31, 1999, First United and its subsidiaries had approximately 1,050 full-time equivalent employees and considers its relationship with its employees to be good.

YEAR 2000

         First United's Year 2000 program is discussed under the caption "Regulatory and Accounting Issues" on page 14 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 2. PROPERTIES.

PROPERTIES

         The eleven (11) banking subsidiaries of First United hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in thirty-nine (39) communities throughout Arkansas, Louisiana and Texas. A complete listing of the communities which are served by First United's banking subsidiaries is set forth under the caption "First United Locations" on page 42 of the Annual Report, which is included as
Exhibit 13 hereto. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. First United leases real property in connection with its data processing operations. First United does not own any real property. The administrative office space required for First United's officers and employees is leased from FNBE and FBTX. FUTC is also located in facilities owned by FNBE.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of First United's security holders during the fourth quarter of the period ending December 31, 1999.

                   NAMED EXECUTIVE OFFICERS OF THE REGISTRANT

    James V. Kelley, 50 . . . . . . . . . .Chairman, President and Chief Executive Officer of
                                           First United since 1987; Chairman and Chief
                                           Executive Officer of FNBE since 1985.

    John G. Copeland, 47 . . . . . . . . . Senior Vice President, Chief Financial Officer and
                                           Principal Accounting Officer of First United since
                                           March, 1999.

    Jim N. Harwood, 60 . . . . . . . . . . North and West Arkansas Regional Chairman of the
                                           Company since April, 1998; President and Chief
                                           Executive Officer of CNBFS since 1993; Executive
                                           Vice President of CNBFS from 1983 to 1993.

    Gordon Lewis, 50 . . . . . . . . . . . Texas and Louisiana Regional Chairman of the
                                           Company since April, 1998; Chairman and President of
                                           FSB since March, 1995; President and CEO of FSB
                                           from April, 1990 to March, 1995.

    John Robert Graves, 58 . . . . . . . . South Arkansas Regional Chairman of the Company since
                                           April, 1998; Chairman and Chief Executive Officer of
                                           CNBH, since 1989; President of CNBH from 1988 to
                                           January, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         First United's Common Stock is listed on the NASDAQ National Market System under the symbol "UNTD." The other information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Common Stock and Dividends" on page 11 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 6. SELECTED FINANCIAL DATA.

         The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Selected Financial Data" on page 17 of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required in response to this Item is incorporated by reference from the disclosure contained under the captions "Financial Analysis," "Earnings Analysis," "Balance sheet Analysis," "Capital Adequacy and Resources," "Asset - Liability Management," and "Regulatory and Accounting Issues" on pages 3 - 16 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Financial Statements and Notes" on pages 19 - 37 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning First United's named executive officers is included under the separate captions "Named Executive Officers of the Registrant" at the end of
Part I of this report. The remaining information required in response to this
Item is incorporated by reference from the disclosure contained under the captions "Executive Officers," "Regional Chairmen" and "Board of Directors"on page 39 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto, and is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORT ON FORM 8-K.

ITEM 14(a)(1) FINANCIAL STATEMENTS.

         The following consolidated financial statements and the report of independent auditors of First United Bancshares, Inc. and subsidiaries for the year ended December 31, 1999 as required by Item 8, are:

                                                                                         Page(s) in 1999 Annual
                                                                                         Report to Stockholders
         Reports of Management and Independent Auditors ................................ Page 38
         Consolidated Statements of Condition as of
              December 31, 1999 and 1998 ............................................... Page 19
         Consolidated Statement of Income
              for the three years ended December 31, 1999, 1998 and 1997 ............... Page 20
         Consolidated Statements of Changes in Capital Accounts
              for the three years ended December 31, 1999, 1998 and 1997 ............... Page 21
         Consolidated Statements of Cash Flows
              for the three years ended December 31, 1999, 1998 and 1997 ............... Page 22
         Notes to Consolidated Financial Statements-December 31, 1999 .................. Pages 23 - 37

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

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March, 1999.



                                    FIRST UNITED BANCSHARES, INC.



                                    By:/s/ JOHN G. COPELAND
                                       -----------------------------------------
                                       John G. Copeland, Senior Vice President,
                                       Chief Financial Officer and Principal
                                       Accounting Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes James V. Kelley and/or John G. Copeland, to file one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes to the Annual Report on Form 10-K as he deems appropriate, and each such person hereby appoints James
V. Kelley and/or John G. Copeland as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-K.

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


            SIGNATURE                        TITLE                                      DATE
            ---------                        -----                                      ----
/s/ JAMES V. KELLEY           Chairman of the Board, President, and Chief        March 20, 2000
----------------------------  Executive Officer
James V. Kelley




/s/ JOHN G. COPELAND         Senior Vice President, Chief Financial              March 20, 2000
---------------------------- Officer, and Principal Accounting
John G. Copeland             Officer



/s/ E. LARRY BURROW                           Director                           March 20, 2000
----------------------------
E. Larry Burrow



                                              Director                           March 20, 2000
----------------------------
Claiborne P. Deming

            SIGNATURE                        TITLE                                      DATE
            ---------                        -----                                      ----
/s/ AL GRAVES, JR.                           Director                                March 20, 2000
----------------------------
Al Graves, Jr.



/s/ TOMMY HILLMAN                            Director                                March 20, 2000
----------------------------
Tommy Hillman



/s/ ROY E. LEDBETTER                         Director                                March 20, 2000
----------------------------
Roy E. Ledbetter



/s/ MICHAEL F. MAHONY                        Director                                March 20, 2000
----------------------------
Michael F. Mahony



/s/ RICHARD H. MASON                         Director                                March 20, 2000
----------------------------
Richard H. Mason



/s/ JACK W. MCNUTT                           Director                                March 20, 2000
----------------------------
Jack W. McNutt



/s/ GEORGE MIDDLEBROOK, III                  Director                                March 20, 2000
----------------------------
George Middlebrook, III



/s/ R. MADISON MURPHY                        Director                                March 20, 2000
----------------------------
R. Madison Murphy



/s/ ROBERT C. NOLAN                          Director                                March 20, 2000
----------------------------
Robert C. Nolan



/s/ CAL PARTEE, JR.                          Director                                March 20, 2000
----------------------------
Cal Partee, Jr.



/s/ CAROLYN TENNYSON                         Director                                March 20, 2000
----------------------------
Carolyn Tennyson



/s/ JOHN D. TRIMBLE, JR.                     Director                                March 20, 2000
----------------------------
John D. Trimble, Jr.

                          FIRST UNITED BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1998



                                  EXHIBIT INDEX


              EXHIBIT NUMBER               DESCRIPTION
              --------------               -----------
                   3(a)        Amended and Restated Articles of Incorporation of First United Bancshares,
                               Inc. (previously filed as Exhibit 3(a) to the Annual Report on Form 10-K for the year ended December 31, 1998) incorporated herein by reference.

                   3(b)        Restated Bylaws of First United Bancshares, Inc. (previously filed as Exhibit
                               3(b) to the Annual Report on Form 10-K for the Year Ended December 31,
                               1995) incorporated herein by reference.

                   9           Trust Agreement dated June 14, 1994, by and among Jackson T. Stephens, the
                               W. R. Stephens Trust, the W. R. Stephens, Jr. Trust, W. R. Stephens, Jr.,
                               Warren A. Stephens, the Elizabeth Ann Stephens Campbell Trust, Stephens
                               Group, Inc. and the Bank of New York, a Trustee (previously filed as Exhibit
                               9 to the Registration Statement of Form S-4 of First United filed with the
                               Securities and Exchange Commission on May 4, 1994) incorporated by reference herein.

                  10(a)        First United Bancshares, Inc. 1994 Equity Participation Plan (previously filed as Exhibit 99 to First United's Registration Statement on Form S-8,
                               Registration No. 033-56387) incorporated herein by reference.

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

                  10(c)        Executive Severance Agreement between First United Bancshares, Inc. and
                               James V. Kelley, dated July 27, 1998 (previously filed as Exhibit (10(c) to the
                               Annual Report on Form 10-K for the year ended December 31, 1998)
                               incorporated herein by reference.

                  10(d)        Executive Severance Agreement between First United Bancshares, Inc. and
                               Jim N. Harwood, dated July 27, 1998 (previously filed as Exhibit (10(d) to the
                               Annual Report on Form 10-K for the year ended December 31, 1998)
                               incorporated herein by reference.

                  10(e)        Employment Agreement between Fredonia State Bank and Gordon Lewis, dated effective September 2, 1997 (previously filed as Exhibit (10(e) to the
                               Annual Report on Form 10-K for the year ended December 31, 1998)
                               incorporated herein by reference.

              EXHIBIT NUMBER               DESCRIPTION
               --------------              -----------
                  10(f)        Executive Severance Agreement between First United Bancshares, Inc. and
                               John Robert Graves, dated July 27, 1998 (previously filed as Exhibit (10(f) to the Annual Report on Form 10-K for the year ended December 31, 1998)
                               incorporated herein by reference.

                  10(g)        Executive Severance Agreement between First United Bancshares, Inc. and
                               John G. Copeland, dated March 22, 1999.

                  10(h)        Supplemental Executive Retirement Agreement between First United
                               Bancshares, Inc. and Jimmy N. Harwood dated December 31, 1993 (previously filed as Exhibit 10(h) to the Annual Report on Form 10-K/A for the year ended
                               December 31, 1998) incorporated herein by reference.

                  10(i)        First United Bancshares, Inc. 1999 Employees' Long-Term Incentive Plan
                               (previously filed as Exhibit 99 to First United's Registration Statement on
                               Form S-8, Registration No. 333-82075) incorporated herein by reference.

                  11           Statement of Computation of Per Share Earnings (see page 20 of the
                               Consolidated Financial Statements of First United Bancshares, Inc. contained in the 1999 Annual Report to Stockholders which is included herein as
                               Exhibit 13).

                  13           First United Bancshares, Inc. 1999 Annual Report to Stockholders.

                  21           Subsidiaries of First United Bancshares, Inc.

                  23(a)        Consent of Arthur Andersen LLP.

                  23(b)        Consent of Moore Stephens Frost

                  24           Power of Attorney (see signature page).

                  27           Financial Data Schedule.