Form 10-Q
period 2000-03-31
FIRST UNITED BANCSHARES INC /AR/
filed 2000-05-12
CIK 355883

===============================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q
                             ----------------------


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 March 31, 2000

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


                        -------------------------------

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 2000 was 25,297,444.

===============================================================================

                         FIRST UNITED BANCSHARES, INC.
                                   FORM 10-Q
                                 MARCH 31, 2000




                              INDEX


PART I.        FINANCIAL INFORMATION:

Item 1.        Consolidated Statements of Condition,
               March 31, 2000 and December 31, 1999.              3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 2000 and 1999.        4

               Consolidated Statements of Cash Flow for
               the Three Months Ended March 31, 2000 and 1999.    5

               Notes to Consolidated Financial Statements.        6

Item 2.        Management`s Discussion and Analysis of
               Financial Condition and Results of Operation.      7 - 13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                 14

Item 2.        Change in Securities                              14

Item 3.        Defaults Upon Senior Securities                   14

Item 4.        Submission of Matters to a Vote of
               Security Holders                                  14

Item 5.        Other Information                                 14

Item 6.        Exhibits and Reports on Form 8-K                  14

               Signatures                                        15

Part I.                FIRST UNITED BANCSHARES, INC.
Item 1             CONSOLIDATED STATEMENTS OF CONDITION

                                                                             March 31,            December 31,
                                                                                2000                  1999
                                                                            -----------           ------------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks ..........................................          $    98,620           $   113,476
Short-Term Investments
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................               52,219                45,875
  Other Short-Term Investments ...................................               34,349                 5,384
                                                                            -----------           -----------
Total Short-Term Investments .....................................               86,568                51,259
Securities Available-for-Sale ....................................              738,921               728,779
Investment Securities ............................................              194,118               196,407
Total Loans ......................................................            1,509,760             1,492,356
  Unearned Discount ..............................................               (3,398)               (3,953)
  Allowance for Loan Losses ......................................              (19,541)              (18,675)
                                                                            -----------           -----------
   Net Loans .....................................................            1,486,821             1,469,728
Premises and Equipment ...........................................               42,435                42,689
Goodwill .........................................................               15,376                15,877
Other Real Estate ................................................                3,027                 3,418
Other Assets .....................................................               50,021                44,414
                                                                            -----------           -----------
   Total Assets ..................................................          $ 2,715,907           $ 2,666,047
                                                                            ===========           ===========
LIABILITIES
Deposits:
  Demand .........................................................          $   362,321           $   352,327
  Savings and Interest-Bearing Demand ............................              643,992               622,326
  Time ...........................................................            1,264,378             1,276,978
                                                                            -----------           -----------
   Total Deposits ................................................            2,270,691             2,251,631
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase .......................................              139,766               106,951
Other Liabilities ................................................               13,738                13,509
Notes Payable ....................................................               27,642                34,246
                                                                            -----------           -----------
   Total Liabilities .............................................            2,451,837             2,406,337
                                                                            -----------           -----------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 2000
  and 1999; none outstanding) ....................................                  -0-                   -0-
Common Stock (Par value of $1.00; 50,000 shares authorized;
  25,297 and 25,296 shares issued and outstanding in 2000
  and 1999, respectively) ........................................               25,297                25,296
Surplus ..........................................................               26,665                26,636
Undivided Profits ................................................              227,161               221,832
Accumulated Other Comprehensive Income ...........................              (15,053)              (14,054)
                                                                            -----------           -----------
   Total Capital Accounts ........................................              264,070               259,710
                                                                            -----------           -----------
   Total Liabilities and Capital Accounts ........................          $ 2,715,907           $ 2,666,047
                                                                            ===========           ===========


                         FIRST UNITED BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                 ----------------------------
(In thousands, except per share data)              2000                1999
                                                 -------              -------
INTEREST INCOME
Interest and Fees on Loans                       $33,031              $30,164
Interest on Securities:
  Taxable Securities                              12,399               11,335
  Nontaxable Securities                            1,930                1,870
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell                               787                  782
Interest on Deposits in Banks                        250                  204
                                                 -------              -------

    TOTAL INTEREST INCOME                         48,397               44,355
                                                 -------              -------

INTEREST EXPENSE
Interest on Deposits                              20,640               18,925
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase                         1,465                  835
Interest on Notes Payable                            465                  347
                                                 -------              -------

    TOTAL INTEREST EXPENSE                        22,570               20,107
                                                 -------              -------

    NET INTEREST INCOME                           25,827               24,248
Provision for Possible Loan Losses                 1,302                  688
                                                 -------              -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                     24,525               23,560
                                                 -------              -------

OTHER INCOME
Service Charges on Deposit Accounts                2,795                2,395
Trust Fee Income                                     650                  619
Security Gains                                       160                  187
Other Operating Income                             1,358                1,577
                                                 -------              -------

    TOTAL OTHER INCOME                             4,963                4,778
                                                 -------              -------

OTHER EXPENSE
Salaries                                           7,419                6,970
Pension and Other Employee Benefits                2,324                2,138
Net Occupancy Expense                              1,337                1,267
Equipment Expense                                  1,088                1,069
Data Processing Expense                            1,060                1,179
Other Operating Expenses                           4,339                4,027
                                                 -------              -------
    TOTAL OTHER EXPENSE                           17,567               16,650
                                                 -------              -------

INCOME BEFORE INCOME TAXES                        11,921               11,688
INCOME TAX EXPENSE                                 3,430                3,565
                                                 -------              -------
    NET INCOME                                   $ 8,491              $ 8,123
                                                 =======              =======

EARNINGS PER SHARE:
    BASIC                                        $  0.34              $  0.32
                                                 =======              =======

    DILUTED                                      $  0.34              $  0.32
                                                 =======              =======

CASH DIVIDENDS PER SHARE                         $ 0.125              $ 0.115
                                                 =======              =======

AVERAGE SHARES ISSUED AND
         OUTSTANDING                              25,296               25,294


                         FIRST UNITED BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                                   ---------
                                                                                      2000                         1999
                                                                                   ---------                     ---------
   (In thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..............................................................       $   8,491                     $   8,123
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Depreciation .........................................................             923                         1,026
      Amortization of Intangible Assets ....................................             501                           321
      Provision for Possible Loan Losses ...................................           1,302                           688
      Provision for Deferred Taxes .........................................              63                           253
      Gain on Sales of Securities ..........................................            (160)                         (187)
      Accretion of Bond Discount, Net ......................................            (624)                         (439)
      (Increase) Decrease in Other Assets ..................................          (5,216)                          169
      Increase (Decrease) in Other Liabilities .............................             229                          (614)
                                                                                   ---------                     ---------
   Net Cash Provided by Operating Activities ...............................           5,509                         9,340
                                                                                   ---------                     ---------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities of Investment Securities........................          11,166                        18,243
   Proceeds from Maturities of Securities Available-for-Sale ...............          36,417                        84,294
   Proceeds from Sales of Securities Available-for-Sale ....................           1,984                        18,524
   Purchase of Investment Securities .......................................         (11,080)                       (6,854)
   Purchase of Available-for-Sale Securities ...............................         (46,588)                     (108,011)
   Increase (Decrease) in Federal Funds, Net ...............................          26,471                       (13,038)
   Increase in Other Short-Term Investments ................................         (28,965)                       (7,757)
   (Increase) Decrease in Loans ............................................         (18,395)                        6,610
   Capital Additions .......................................................            (669)                         (978)
                                                                                   ---------                     ---------
   Net Cash Used in Investing Activities ...................................         (29,659)                       (8,967)
                                                                                   ---------                     ---------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Demand, Savings and Interest-bearing
       Demand Deposits .....................................................          31,660                        (9,460)
   Increase (Decrease) in Time Deposits ....................................         (12,600)                        7,271
   Repayment of Notes Payable ..............................................          (6,604)                         (527)
   Dividends Paid ..........................................................          (3,162)                       (2,908)
                                                                                   ---------                     ---------
   Net Cash Provided by Financing Activities ...............................           9,294                        (5,624)
                                                                                   ---------                     ---------
   Net Decrease in Cash and Cash Equivalents ...............................         (14,856)                       (5,251)
   Cash and Cash Equivalents, Beginning ....................................         113,476                        91,207
                                                                                   ---------                     ---------
   Cash and Cash Equivalents, Ending .......................................       $  98,620                     $  85,956
                                                                                   =========                     =========


                         FIRST UNITED BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of First United Bancshares, Inc. ("First United") include the accounts of the parent company and its wholly-owned subsidiaries, First United Trust Company, N.A., El Dorado, Arkansas, The First National Bank of El Dorado, Arkansas, First National Bank of Magnolia, Arkansas, Merchants and Planters Bank, N.A. of Camden, Arkansas, City National Bank of Fort Smith, Arkansas, The Bank of North Arkansas, Melbourne, Arkansas, FirstBank, Texarkana, Texas, First United Bank, Stuttgart, Arkansas, Fredonia State Bank, Nacogdoches, Texas, City Bank and Trust, Shreveport, Louisiana, Citizens National Bank, Hope, Arkansas, and First Republic Bank, Rayville, Louisiana. All material intercompany transactions have been eliminated.

         The consolidated statements of condition as of March 31, 2000 and the related consolidated statements of income for the three month period ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three month period ended March 31, 2000 and 1999 are unaudited. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in First United's annual report on Form 10-K for the year ended December 31, 1999.

         In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

2.       BUSINESS COMBINATIONS

         On July 9, 1999, First United, through its wholly owned subsidiary Fredonia State Bank, acquired from the Federal Deposit Insurance Corporation substantially all of the assets and liabilities of East Texas National Bank, a failed bank in Marshall, Texas. The acquisition included approximately $100,000,000 in deposits and $75,000,000 in loans. In connection with the transaction, First United recorded approximately $7,000,000 in core deposit intangibles. The results of operations, which are not material, have been included in the financial statements from the merger date.

3.       RESULTS OF OPERATIONS

         The results for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire year of 2000. This report should be read in conjunction with First United's 1999 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.       CAPITAL ACCOUNTS

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 25,297,444 and 25,294,296 for the first quarter of 2000 and 1999, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 27,000 in 2000 and 34,000 in 1999.

5.       COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $7.49 million and $5.53 million for the three months ended March 31, 2000 and 1999, respectively.

6.       SUPPLEMENTARY DATA FOR CASH FLOWS

         Interest paid on notes payable during the three months ended March 31, 2000 and 1999 amounted to $82,000 and $167,000 respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of First United Bancshares, Inc. ("First United") and its subsidiaries, The First National Bank of El Dorado ("El Dorado"), City National Bank of Fort Smith ("Ft. Smith"), First National Bank of Magnolia ("Magnolia"), Merchants and Planters Bank, N.A. of Camden ("Camden"), The Bank of North Arkansas ("Melbourne"), FirstBank ("Texarkana"), First United Bank ("Stuttgart"), First United Trust Company, N.A. ("FUTC"), Fredonia State Bank ("Nacogdoches"), City Bank and Trust ("Shreveport"), Citizens National Bank ("Hope"), and First Republic Bank ("Republic"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

FORWARD LOOKING STATEMENTS

         This 10-Q contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended March 31, 2000.

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

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2000 was $8.49 million, or $0.34 per share compared with $8.12 million, or $0.32 per share during the same period in 1999. The annualized return on average assets from continuing operations for the three months ended March 31, 2000 and 1999 was 1.27% and 1.32% respectively, while the annualized return on average equity was 12.45% and 13.02% respectively for the same periods.

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

         On a tax equivalent basis, net interest income for the first three months of 2000 was $27.00 million compared with $25.00 million in the first three months of 1999. Net interest income also increased when compared with 1998. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through March 31, 2000 was

4.32% compared with 4.41% and 4.34% for the years ended December 31, 1999 and 1998, respectively. First United expects no material change in the net interest margin through the remainder of 2000.

         First United has debt of approximately $27.64 million at March 31, 2000 and interest expense associated with this debt totaled $0.47 million during the first three months of 2000 compared with $0.35 million during the same period in 1999. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. Interest is payable quarterly. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth.

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

         The following table is a comparison of the net interest margin:

                              March 31,          December 31,
                                             ------------------
                                2000         1999          1998
                                ----         ----          ----

 Yield on Earning Assets        7.93         7.93          8.00
 Break-even Yield               3.61         3.52          3.66

 Net Interest Margin            4.32         4.41          4.34
 Net Interest Spread            3.45         3.62          3.45



LOANS

         First United's loans totaled $1.51 billion at March 31, 2000 compared with $1.49 billion at December 31, 1999. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans and loans transferred to other real estate:

                                                           March 31,                   December 31,
                                                                                        ------------
                                                             2000                   1999            1998
                                                           -------                -------         -------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                                   $ 3,906                $ 4,607         $ 3,020
  Real Estate                                                7,573                  2,777           3,236
  Consumer                                                     777                    818             521
                                                           -------                -------         -------
                                                           $12,256                $ 8,202         $ 6,777
                                                           -------                -------         -------

Past due 90 days or more and still accruing:
  Commercial                                               $   957                $ 1,196         $ 1,225
  Real Estate                                                1,668                  1,281           1,293
  Consumer                                                     178                    456             294
                                                           -------                -------         -------
                                                           $ 2,803                $ 2,933         $ 2,812
                                                           -------                -------         -------

Renegotiated  Loans:                                       $   901                $ 1,034         $ 1,068
                                                           -------                -------         -------

Total non-performing Loans:                                $15,960                $12,169         $10,657
Other Real Estate, Net                                       3,593                  3,418           1,399
                                                           -------                -------         -------

Total non-performing Assets:                               $19,553                $15,587         $12,056
                                                           =======                =======         =======

Non-Performing Loans as a %
 of Outstanding Loans                                         1.06%                  0.82%           0.78%
Non-Performing Assets as a
 % of Equity Capital                                          7.40%                  6.00%           4.72%



         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 2000.

         Management is committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio.

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

         During the first three months of 2000, First United made provisions for loan losses of $1.30 million compared with $0.69 million for the same period in 1999. Total non-performing loans increased $3.79 million from $12.17 million at December 31, 1999 to $15.96 million at March 31, 2000. Net charge-offs through March 31, 2000 totaled $0.44 million

                                                            Year Ended December 31,
                                               March 31,    -----------------------
                                                 2000       1999               1998
                                                 ----       ----               ----

Allowance as a percentage of total loans        1.29%      1.25%               1.27%


         The allowance for loan losses as a percentage of non-performing loans was approximately 122% at March 31, 2000 compared with 153% at December 31, 1999.

SECURITIES AVAILABLE FOR SALE

                                                        December 31,
                             March 31,           ------------------------
                                2000                1999          1998
                             ---------           ---------      ---------
(In thousands)
Market Value                 $ 738,921           $ 728,779      $ 684,662
Amortized Cost                 762,001             750,326        680,107
                             ---------           ---------      ---------
  Difference                 $ (23,080)          $ (21,547)     $   4,555
                             =========           =========      =========


INVESTMENT SECURITIES

         During the first three months of 2000, First United had security gains of approximately $0.16 million.

                                                      December 31,
                             March 31,          ------------------------
                                2000               1999          1998
                             ---------          ---------      ---------
(In thousands)
Market Value                 $ 188,972          $ 193,056      $ 228,614
Amortized Cost                 194,118            196,407        226,083
                             ---------          ---------      ---------
  Difference                 $  (5,146)         $  (3,351)     $   2,531
                             =========          =========      =========


         At March 31, 2000, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.

NON-INTEREST INCOME

         Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                  Three Months Ended
                                       March 31,                 Change
                                       ---------                 ------
                                   2000         1999          $          %
                                 -------      -------        ----      ------
(Dollars in Thousands)

Service Charges on Deposit
Accounts                          $2,795       $2,395        $400       16.70 %
Trust Income                         650          619          31        5.00 %
Security Gains (Losses)              160          187         (27)     (14.44)%
Other Income                       1,358        1,577        (219)     (13.89)%
                                 -------      -------        ----      ------
     Total Other Income          $ 4,963      $ 4,778        $185        3.87%
                                 =======      =======        ====      ======


Excluding security gains and losses, non-interest income increased approximately $0.21 million when comparing 2000 with 1999 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.

NON-INTEREST EXPENSE

         Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                   Three Months Ended
                                        March 31,               Change
                                        ---------               ------
                                    2000         1999        $           %
                                  -------      -------      ----       -----
(Dollars in Thousands)

Salaries                           $7,419      $ 6,970      $449        6.44 %
Pension and Employee Benefits       2,324        2,138       186        8.70 %
Net Occupancy Expense               1,337        1,267        70        5.52 %
Equipment Expense                   1,088        1,069        19        1.78 %
Data Processing Expense             1,060        1,179      (119)     (10.09)%
Other Operating Expense             4,339        4,027       312        7.75 %
                                  -------      -------      ----       -----
  Total Non-Interest Expense      $17,567      $16,650      $917        5.51%
                                  =======      =======      ====       =====


INCOME TAXES

         The effective tax rate of First United for the three month period ended March 31, 2000 was 28.77% compared to 30.50% for the same period in 1999.

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

         First United's equity capital totaled $264.07 million at March 31, 2000, compared to the December 31, 1999 level of $259.71 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:

                                                           December 31,
                                       March 31,           ------------
                                         2000         1999             1998
                                         ----         ----             ----

Equity Capital to Total Assets           9.72%        9.74%           10.16%
Primary Capital to Total Assets         10.92%       10.89%           10.66%


Note: Equity Capital to Total Assets includes unrealized losses on available-for-sale securities.

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:

                                        March 31,       Regulatory
                                           2000        Requirements
                                        --------       ------------

      Total Capital/Total Assets          10.92%          6.00%

      Primary Capital/Total Assets        10.92%          5.50%

      Total Risk Based Capital            16.85%          8.00%

      Tier 1 Capital                      15.69%          4.00%

      Leverage Ratio                       9.71%          3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 2000:

                                                   Year Ended,
                                 March 31,         -----------
                                   2000           1999       1998
                                   ----          -----      -----

Dividend payout ratio             37.24%         37.12%     36.92%


ASSET - LIABILITY MANAGEMENT

         First United, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprise within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprise within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results

         First United continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, First United can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition.


RECENT PRONOUNCEMENTS

         Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement amends the effective date for SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities. The FASB concluded that it is appropriate to defer the effective date of SFAS No. 133 one year, from fiscal years beginning after June 15, 1999, to fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133. The adoption of this statement will not have a material impact on the First United's consolidated financial statements.

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

                  Not Applicable


Item 2.  CHANGES IN SECURITIES

                  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.  OTHER INFORMATION

         On April 6, 2000, First United and BancorpSouth, Inc., Tupelo, Mississippi ("BancorpSouth") entered into an Agreement and Plan of Merger whereby BancorpSouth would acquire one hundred percent (100%) of the issued and outstanding shares of First United. Under the terms of the Agreement, First United stockholders would receive 1.125 shares of BancorpSouth common stock for each share of First United common stock. In connection with the execution of the Agreement, First United and BancorpSouth granted the other an option to purchase up to 19.9% of its outstanding shares in certain circumstances. Consummation of the Agreement and Plan of Merger is subject to the approval by the appropriate bank regulatory authorities and both First United and BancorpSouth stockholders.

         BancorpSouth is a financial services company with $5.8 billion in assets operating 167 banking and mortgage locations and 170 ATMs in 87 Mississippi, Tennessee and Alabama communities. BancorpSouth also provides investment services through its subsidiary, BancorpSouth Investment Services Inc. and insurance services through BancorpSouth Insurance Services. BancorpSouth's common stock is traded on the New York Stock Exchange under the symbol BXS.


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




                          FIRST UNITED BANCSHARES, INC.


                          BY /s/ James V. Kelley
                             ----------------------------------------
                             James V. Kelley

                             Chairman, President and  Chief
                             Executive Officer



                          BY /s/ John G. Copeland
                             ----------------------------------------
                             John G. Copeland

                             Senior Vice President, Chief Financial Officer and Principal Accounting Officer





Date:  May 15, 2000

                               INDEX TO EXHIBITS

Exhibit
  No.      Description
-------    -----------
  27       Financial Data Schedule