Form 10-Q
period 2000-06-30
FIRST UNITED BANCSHARES INC /AR/
filed 2000-08-10
CIK 355883

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

                                  June 30, 2000

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 2000 was 25,297,444.





================================================================================

                          FIRST UNITED BANCSHARES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2000




                                      INDEX


PART I.                 FINANCIAL INFORMATION:

Item 1.                 Consolidated Statements of Condition, June 30, 2000
                        and December 31, 1999.                                                         3

                        Consolidated Statements of Income for the Three and
                        Six Months Ended June 30, 2000 and 1999.                                       4

                        Consolidated Statements of Cash Flow for the Six
                        Months Ended June 30, 2000 and 1999.                                           5

                        Notes to Consolidated Financial Statements.                                    6

Item 2.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.                                        7-13


PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                             14

Item 2.                 Change in Securities                                                          14

Item 3.                 Defaults Upon Senior Securities                                               14

Item 4.                 Submission of Matters to a Vote of Security Holders                           14

Item 5.                 Other Information                                                             14

Item 6.                 Exhibits and Reports on Form 8-K                                              15

                        Signatures                                                                    16

Part I.                   FIRST UNITED BANCSHARES, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION



                                                                       June 30,     December 31,
                                                                         2000          1999
                                                                     -----------    -----------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks ..........................................   $    93,961    $   113,476
Short-Term Investments
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................        13,193         45,875
  Other Short-Term Investments ...................................         5,541          5,384
                                                                     -----------    -----------
Total Short-Term Investments .....................................        18,734         51,259
Securities Available-for-Sale ....................................       739,850        728,779
Investment Securities ............................................       188,336        196,407
Total Loans ......................................................     1,554,341      1,492,356
  Unearned Discount ..............................................        (3,024)        (3,953)
  Allowance for Loan Losses ......................................       (19,181)       (18,675)
                                                                     -----------    -----------
    Net Loans ....................................................     1,532,136      1,469,728
Premises and Equipment ...........................................        42,483         42,689
Goodwill .........................................................        14,883         15,877
Other Real Estate ................................................         2,959          3,418
Other Assets .....................................................        46,027         44,414
                                                                     -----------    -----------
    Total Assets .................................................   $ 2,679,369    $ 2,666,047
                                                                     ===========    ===========

LIABILITIES
Deposits:
  Demand .........................................................   $   353,542    $   352,327
  Savings and Interest-Bearing Demand ............................       611,466        622,326
  Time ...........................................................     1,245,742      1,276,978
                                                                     -----------    -----------
    Total Deposits ...............................................     2,210,750      2,251,631
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase .......................................       151,736        106,951
Other Liabilities ................................................        10,853         13,509
Notes Payable ....................................................        38,531         34,246
                                                                     -----------    -----------
    Total Liabilities ............................................     2,411,870      2,406,337
                                                                     ===========    ===========

CAPITAL ACCOUNTS
Preferred Stock (Par value of $1.00; 500 shares authorized in 2000
  and 1999; none outstanding) ....................................           -0-            -0-
Common Stock (Par value of $1.00; 50,000 shares authorized;
  25,297 and 25,296 shares issued and outstanding in 2000
  and 1999,  respectively) .......................................        25,297         25,296
Surplus ..........................................................        26,665         26,636
Undivided Profits ................................................       231,556        221,832
Accumulated Other Comprehensive Income ...........................       (16,019)       (14,054)
                                                                     -----------    -----------
    Total Capital Accounts .......................................       267,499        259,710
                                                                     -----------    -----------
    Total Liabilities and Capital Accounts .......................   $ 2,679,369    $ 2,666,047
                                                                     ===========    ===========

                          FIRST UNITED BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                           June 30,

 (In thousands, except per share data)          2000               1999             2000             1999
                                             --------           --------          --------          --------
INTEREST INCOME
Interest and Fees on Loans ........          $ 34,150           $ 30,241          $ 67,181          $ 60,405
Interest on Securities:
  Taxable Securities ..............            12,795             11,556            25,194            22,891
  Nontaxable Securities ...........             1,946              1,892             3,876             3,762
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell ............               445                734             1,232             1,616
Interest on Deposits in Banks .....               173                244               423               448
                                             --------           --------          --------          --------

    TOTAL INTEREST INCOME .........            49,509             44,667            97,906            89,122
                                             --------           --------          --------          --------


INTEREST EXPENSE
Interest on Deposits ..............            21,376             18,851            42,016            37,776
Interest on Federal Funds Purchased
  and Securities Sold Under
  Agreements to Repurchase ........             2,161                996             3,873             1,831
Interest on Notes Payable .........               228                346               446               693
                                             --------           --------          --------          --------

    TOTAL INTEREST EXPENSE ........            23,765             20,193            46,335            40,300
                                             --------           --------          --------

    NET INTEREST INCOME ...........            25,744             24,474            51,571            48,822
Provision for Possible Loan Losses                263                487             1,565             1,275
                                             --------           --------          --------          --------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .....            25,481             23,987            50,006            47,547
                                             --------           --------          --------          --------
OTHER INCOME
Service Charges on Deposit Accounts             2,985              2,630             5,780             5,025
Trust Fee Income ..................               660                645             1,310             1,264
Security Gains ....................                (7)                26               153               213
Other Operating Income ............             1,348              1,417             2,706             2,994
                                             --------           --------          --------          --------

    TOTAL OTHER INCOME ............             4,986              4,718             9,949             9,496
                                             --------           --------          --------

OTHER EXPENSE
Salaries ..........................             7,507              6,964            14,926            13,934
Pension and Other Employee Benefits             2,301              2,152             4,625             4,290
Net Occupancy Expense .............             1,355              1,291             2,692             2,558
Equipment Expense .................             1,098              1,109             2,186             2,178
Data Processing Expense ...........             1,000              1,120             2,060             2,299
Merger Related Expense ............               793                  0               793                 0
Other Operating Expenses ..........             4,463              4,062             8,802             8,089
                                             --------           --------          --------          --------
    TOTAL OTHER EXPENSE ...........            18,517             16,698            36,084            33,348
                                             --------           --------          --------          --------

INCOME BEFORE INCOME TAXES ........            11,950             12,007            23,871            23,695
INCOME TAX EXPENSE ................             3,887              3,625             7,317             7,190
                                             --------           --------          --------          --------
    NET INCOME ....................          $  8,063           $  8,382          $ 16,554          $ 16,505
                                             ========           ========          ========          ========


EARNINGS PER SHARE:
    BASIC .........................          $   0.32           $   0.33          $   0.65          $   0.65
                                             ========           ========          ========          ========
    DILUTED .......................          $   0.32           $   0.33          $   0.65          $   0.65
                                             ========           ========          ========          ========
CASH DIVIDENDS PER SHARE ..........          $  0.145           $  0.125          $   0.27          $   0.24
                                             ========           ========          ========          ========
AVERAGE SHARES ISSUED AND
OUTSTANDING .......................            25,297             25,294            25,297            25,294

                          FIRST UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,

                                                                        2000               1999
                                                                    ---------           ---------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...............................................          $  16,554           $  16,505
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation ..........................................              1,846               2,138
   Amortization of Intangible Assets .....................                994                 653
   Provision for Possible Loan Losses ....................              1,565               1,175
   Provision for Deferred Taxes ..........................                274                   0
   Gain on Sales of Securities ...........................               (342)               (213)
   Accretion of Bond Discount, Net .......................             (1,186)               (752)
   Increase in Other Assets ..............................             (1,162)             (3,662)
   Increase (Decrease) in Other Liabilities ..............             (2,656)              2,527
                                                                    ---------           ---------
Net Cash Provided by Operating Activities ................             15,887              18,371
                                                                    ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities .......             21,258              34,493
 Proceeds from Maturities of Securities Available-for-Sale             69,768             459,997
 Proceeds from Sales of Securities Available-for-Sale ....              7,664              25,033
 Purchase of Investment Securities .......................            (15,187)            (17,264)
 Purchase of Available-for-Sale Securities ...............            (87,176)           (567,156)
 Increase in Federal Funds, Net ..........................             77,467              65,121
 Increase in Other Short-Term Investments ................               (157)             (6,834)
 Increase in Loans .......................................            (63,973)            (15,485)
 Capital Additions .......................................             (1,640)             (1,773)
                                                                    ---------           ---------
Net Cash Provided by (Used in) Investing Activities ......              8,024             (23,868)
                                                                    ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in Demand, Savings and Interest-bearing
     Demand Deposits .....................................             (9,645)            (26,382)
 Increase (Decrease) in Time Deposits ....................            (31,236)             16,219
 Issuance (Repayment) of Notes Payable ...................              4,285                (736)
 Dividends Paid ..........................................             (6,830)              6,070
                                                                    ---------           ---------
Net Cash Provided by Financing Activities ................            (43,426)             (4,829)
                                                                    ---------           ---------
Net Decrease in Cash and Cash Equivalents ................            (19,515)            (10,326)
Cash and Cash Equivalents, Beginning .....................            113,476              91,207
                                                                    ---------           ---------
Cash and Cash Equivalents, Ending ........................          $  93,961           $  80,881
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

       The consolidated statements of condition as of June 30, 2000 and the related consolidated statements of income for the three and six months period ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six month period ended June 30, 2000 and 1999 are unaudited. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in First United's annual report on Form 10-K for the year ended December 31, 1999.

       In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

3.     RESULTS OF OPERATIONS

       The results for the three and six months period ended June 30, 2000 are not necessarily indicative of the results for the entire year of 2000. This report should be read in conjunction with First United's 1999 Annual Report to Shareholders for a complete understanding of First United's accounting policies and their effect on the financial statements as a whole.

4.     CAPITAL ACCOUNTS

       Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 25,296,298 and 25,294,296 for the second quarter of 2000 and 1999, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 27,000 in 2000 and 58,000 in 1999.

5.     COMPREHENSIVE INCOME (LOSS)

       In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $7.10 million and $1.48 million for the three months ended June 30, 2000 and 1999, respectively, and $14.59 millions and $7.01 million for the six months ended June 30, 2000 and 1999, respectively.

6.     SUPPLEMENTARY DATA FOR CASH FLOWS

       Interest paid on notes payable during the six months ended June 30, 2000 and 1999 amounted to $162,000 and $328,000 respectively.


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

FORWARD LOOKING STATEMENTS

       This 10-Q contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended June 30, 2000.

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

RESULTS OF OPERATIONS

       Net income before merger-related expenses was $8.86 million or $0.35 per share for the three months ended June 30, 2000 as compared to $8.38 million or $0.33 per share for the same period last year. Including merger-related expenses, net income for the three months ended June 30, 2000 was $8.06 million or $0.32 per share.

       Net income before merger-related expenses was $17.35 million or $0.68 per share for the six months ended June 30, 2000 as compared to $16.51 million or $0.65 per share for the same period in 1999. Net income including merger-related expenses for the six months ended June 30, 2000 was $16.55 million or $0.65 per share.

       The annualized return on average assets from continuing operations for the six months ended June 30, 2000 and 1999 was 1.23% and 1.33% respectively, while the annualized return on average equity was 12.02% and 13.01% respectively for the same periods.

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

       On a tax equivalent basis, net interest income for the first six months of 2000 was $54.00 million compared with $51.00 million in the first six months of 1999. Net interest income also increased when compared with 1998. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through June 30, 2000 was 4.30% compared with 4.41% and 4.34% for the years ended December 31, 1999 and 1998, respectively. First United expects no material change in the net interest margin through the remainder of 2000.

       First United has debt of approximately $38.53 million at June 30, 2000 and interest expense associated with this debt totaled $0.45 million during the first six months of 2000 compared with $0.69 million during the same period in 1999. First United will make a principal payment of $1.10 million on its installment note payable to an unaffiliated bank in November of this year. Interest is payable quarterly. These borrowings contain financial covenants relating to the issuance of additional debt and maintenance of minimum tangible net worth.

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

       The following table is a comparison of the net interest margin:



                                   June 30,             December 31,
                                     2000           1999           1998
                                     ----           ----           ----
         Yield on Earning Assets     7.99           7.93           8.00
         Break-even Yield            3.69           3.52           3.66

         Net Interest Margin         4.30           4.41           4.34
         Net Interest Spread         3.40           3.62           3.45


LOANS

       First United's loans totaled $1.55 billion at June 30, 2000 compared with $1.49 billion at December 31, 1999. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans and loans transferred to other real estate:



                                     June 30,                December 31,
                                       2000              1999             1998
                                     -------           -------           -------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial             $ 5,771           $ 4,607           $ 3,020
  Real Estate                          7,007             2,777             3,236
  Consumer                               869               818               521
                                     -------           -------           -------
                                     $13,647           $ 8,202           $ 6,777
                                     -------           -------           -------
Past due 90 days or more                --                --                --
 and still accruing:
  Commercial                         $ 2,775           $ 1,196           $ 1,225
  Real Estate                          1,064             1,281             1,293
  Consumer                               639               456               294
                                     -------           -------           -------
                                     $ 4,478           $ 2,933           $ 2,812
                                     -------           -------           -------

Renegotiated  Loans:                 $   971           $ 1,034           $ 1,068
                                     -------           -------           -------
Total non-performing Loans:          $19,096           $12,169           $10,657
Other Real Estate, Net                 3,251             3,418             1,399
                                     -------           -------           -------
Total non-performing
 Assets:                             $22,347           $15,587           $12,056
                                     =======           =======           =======
Non-Performing Loans as a %
 of Outstanding Loans                   1.23%             0.82%             0.78%
Non-Performing Assets as a
 % of Equity Capital                    8.35%             6.00%             4.72%


         All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 2000.

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

         During the first six months of 2000, First United made provisions for loan losses of $1.57 million compared with $1.28 million for the same period in 1999. Total non-performing loans increased $6.93 million from $12.17 million at December 31, 1999 to $19.10 million at June 30, 2000. Net charge-offs through June 30, 2000 totaled $1.06 million.


                                               June 30,              Year Ended December 31,
                                                 2000                 1999             1998
                                                 ----                 ----             ----
Allowance as a percentage of total loans         1.23%                1.25%            1.27%

        The allowance for loan losses as a percentage of non-performing loans was approximately 100% at June 30, 2000 compared with 153% at December 31, 1999.

SECURITIES AVAILABLE FOR SALE

                         June 30,                   December 31,
                           2000                1999               1998
                        ---------           ---------           ---------
(In thousands)
Market Value            $ 739,850           $ 728,779           $ 684,662
Amortized Cost            763,565             750,326             680,107
                        ---------           ---------           ---------
  Difference            $ (23,715)          $ (21,547)          $   4,555
                        =========           =========           =========


INVESTMENT SECURITIES

        During the first six months of 2000, First United had security gains of approximately $0.15 million.

                         June 30,                  December 31,
                           2000               1999              1998
                        ---------           ---------           ---------
(In thousands)
Market Value            $ 181,920           $ 193,056           $ 228,614
Amortized Cost            188,336             196,407             226,083
                        ---------           ---------           ---------
  Difference            $  (6,416)          $  (3,351)          $   2,531
                        =========           =========           =========

         At June 30, 2000, First United's securities portfolio classified as Investment Securities was composed primarily of municipal and short-term fixed rate CMO securities.

NON-INTEREST INCOME

         Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, trust service income, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                Six Months Ended
                                     June 30,               Change
(Dollars in Thousands)          2000        1999        $            %
                             -------     -------     -------      -------
Service Charges on Deposit
Accounts                     $ 5,780     $ 5,025     $   755        15.02 %
Trust Income                   1,310       1,264          46         3.64 %
Security Gains (Losses)          153         213         (60)      (28.17)%
Other Income                   2,706       2,994        (288)       (9.62)%
                             -------     -------     -------      -------
     Total Other Income      $ 9,949     $ 9,496     $   453         4.77 %
                             =======     =======     =======      =======

Excluding security gains and losses, non-interest income increased approximately $0.51 million when comparing 2000 with 1999 results. First United is focusing on non-interest income revenues and opportunities to increase fee income.

NON-INTEREST EXPENSE

        Control of non-interest expenses continues to be one of First United's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:



                                       Six Months Ended
                                            June 30,                   Change
                                      2000          1999          $             %
                                     -------      -------      -------       -------
(Dollars in Thousands)
Salaries                             $14,926      $13,934      $   992        7.12 %
Pension and Employee Benefits          4,625        4,290          335        7.81 %
Net Occupancy Expense                  2,692        2,558          134        5.24 %
Equipment Expense                      2,186        2,178            8         .37 %
Data Processing Expense                2,060        2,299         (239)     (10.40)%
Merger-Related Expense                   793            0          793      100.00 %
Other Operating Expense                8,802        8,089          713        8.81 %
                                     -------      -------      -------       -------
     Total Non-Interest Expense      $36,084      $33,348      $ 2,736        8.20 %
                                     =======      =======      =======       =======




INCOME TAXES

         The effective tax rate of First United for the six month period ended June 30, 2000 was 30.65% compared to 30.34% for the same period in 1999.


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

         First United's equity capital totaled $267.50 million at June 30, 2000, compared to the December 31, 1999 level of $259.71 million. The growth and retention of earnings continues to be First United's primary source of additional capital. Currently, First United does not have any plans for issuing subordinated notes and First United has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios:



                                    June 30,                 December 31,
                                      2000              1999               1998

Equity Capital to Total Assets        9.98%              9.74%             10.16%
Primary Capital to Total Assets      11.22%             10.89%             10.66%


Note: Equity Capital to Total Assets includes unrealized losses on available-for-sale securities.

         The table presented below is a comparison of First United's capital position with regulatory capital requirements:



                                    June 30,                  Regulatory
                                      2000                   Requirements
Total Capital/Total Assets           11.22%                      6.00%

Primary Capital/Total Assets         11.22%                      5.50%

Total Risk Based Capital             17.11%                      8.00%

Tier 1 Capital                       15.97%                      4.00%

Leverage Ratio                       10.02%                      3.00%


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

         The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 2000:


                                    June 30,               Year Ended,
                                     2000           1999                1998
                                     ----           -----               ----
Dividend payout ratio                41.26%         37.12%             36.92%


ASSET - LIABILITY MANAGEMENT

         First United, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institutions interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

         First United continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, First United can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in First United's asset-liability position since December 31, 1999.

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

PART II
OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES

                  On January 17, 2000, First United issued 1,536 shares of its common stock as a result of a restricted stock option granted in connection with First United's 1994 Equity Participation Plan which increased the issued and outstanding common stock of First United from 25,295,908 to 25,297,444 shares. The issuance did not materially modify, limit or qualify the rights of the holders of First United common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  On May 23, 2000, First United held its annual stockholders meeting to elect the Board of Directors who will serve until the next annual meeting of the stockholders and to ratify the appointment of Arthur Andersen LLP as independent auditors of First United until the next annual meeting of stockholders. The fourteen (14) directors were elected as proposed as well as the ratification of appointment of Arthur Andersen, LLP.

                  The vote results in the election for directors were as follows:


                                                                 AUTHORITY
         NAME OF DIRECTOR                        FOR              WITHHELD

         E. Larry Burrow                      20,380,029.600    821,197.600
         Claiborne P. Deming                  20,335,803.600    865,423.600
         Al Graves, Jr.                       20,862,527.600    338,699.600
         Tommy Hillman                        20,854,863.600    346,363.600
         James V. Kelley                      20,856,462.600    344,764.600
         Michael F. Mahony                    20,861,127.600    340,099.600
         Richard H. Mason                     20,797,381.600    403,845.600
         Jack W. McNutt                       20,862,027.600    339,199.600
         George F. Middlebrook, III           20,863,527.600    337,699.600
         R. Madison Murphy                    20,862,359.600    338,867.600
         Robert C. Nolan                      20,859,876.600    341,350.600
         Cal Partee, Jr.                      20,859,243.600    341,983.600
         Carolyn Tennyson                     20,859,959.600    341,267.600
         John D. Trimble, Jr.                 20,862,127.600    339,099.600


         At the annual meeting, 21,110,547.5 shares were voted in favor of ratification of Arthur Andersen LLP, 9,146.2 against, and 81,533.5 abstained from voting.

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


         EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
                                                              ----------------------

                27                                            Financial Data Schedule.

                99                                            Press Release of First United Bancshares, Inc., released
                                                              on April 17, 2000, filed by First United on its Form
                                                              8-K on April 18, 2000 as Exhibit 99.1 thereto and
                                                              incorporated herein by reference.


         REPORTS ON FORM 8-K

                  On April 18, 2000, First United filed a Current Report on Form 8-K under Items 5 and 7 regarding the Company's April 17, 2000 press release regarding First United's proposed merger with and into BancorpSouth, Inc., which is expected to close during the third quarter of 2000. A copy of the press release was filed as Exhibit 99.1 thereto, which is incorporated herein by reference. In connection with the proposed merger, BancorpSouth, Inc. filed a registration statement on Form S-4 with the Securities and Exchange Commission on June 14, 2000, File No. 333-39326.

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




                                       FIRST UNITED BANCSHARES, INC.


                                       BY    /s/ James V. Kelley
                                          ---------------------------------
                                             James V. Kelley

                                             Chairman, President and  Chief
                                             Executive Officer



                                       BY    /s/ John G. Copeland
                                          ---------------------------------
                                             John G. Copeland

                                             Chief Financial Officer and
                                             Principal Accounting  Officer





Date: August 10, 2000

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                     DESCRIPTION
          ---------                   -----------
                27                    Financial Data Schedule.

                99                    Press Release of First United Bancshares, Inc., released on April 17, 2000, filed by First United on its Form 8-K on April 18, 2000 as Exhibit 99.1 thereto and incorporated herein by reference.